Form 10-Q
period 1993-12-31
ROCKWELL INTERNATIONAL CORP
filed 1994-02-10
CIK 84636

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended       December 31, 1993



Commission file number         1-1035



                       Rockwell International Corporation
            (Exact name of registrant as specified in its charter)



              Delaware                              95-1054708
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)



  2201 Seal Beach Boulevard, Seal Beach, California              90740
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                       (412) 565-4004
                                (Office of the Corporate Secretary)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X      No

180,777,965 shares of registrant's Common Stock, $1.00 par value, and 40,372,810 shares of Class A Common Stock, $1.00 par value, were outstanding on January 31, 1994.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                         Page
                                                                          No.

                    Condensed Consolidated Balance Sheet--
                    December 31, 1993 and September 30, 1993........       2

                    Statement of Consolidated Income--Three Months
                    Ended December 31, 1993 and 1992................       3

                    Statement of Consolidated Cash Flows--
                    Three Months Ended December 31, 1993 and 1992...       4

                    Notes to Financial Statements...................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations...................................       8

                    Other Financial Information.....................      10

          Exhibit 11 - Computation of Earnings Per Share............      11



PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings...............................      12

          Item 5.   Other Information...............................      12

          Item 6.   Exhibits and Reports on Form 8-K................      12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      ROCKWELL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                    December 31    September 30
                                                       1993            1993
                                                    (Unaudited)
                                  ASSETS                   (In millions)
Current assets:
   Cash...........................................    $  731.9       $  772.8
   Receivables....................................     2,111.5        2,209.1
   Inventories....................................     1,430.3        1,430.8
   Other current assets...........................       567.7          533.7

           Total current assets...................     4,841.4        4,946.4

Net property......................................     2,293.5        2,325.8
Other assets......................................     2,623.2        2,612.9

                         TOTAL....................    $9,758.1       $9,885.1

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................    $  214.7       $  166.4
   Accounts payable - trade.......................       689.2          859.8
   Accrued compensation and benefits..............       627.3          710.1
   Advance payments from customers................       345.7          362.7
   Accrued income taxes...........................       138.4           94.1
   Other current liabilities......................       789.2          797.8

           Total current liabilities..............     2,804.5        2,990.9

Long-term debt....................................     1,022.3        1,028.2
Accrued retirement benefits.......................     2,711.0        2,731.2
Other liabilities.................................       177.1          178.8

                    Total liabilities.............     6,714.9        6,929.1

Shareowners' equity:
   Preferred stock ...............................         1.5            1.5
   Common Stock (shares issued - 209.5 million)...       209.5          209.5
   Class A Common Stock (shares issued:
     December 31, 1993, 40.7 million;
     September 30, 1993, 41.6 million)............        40.7           41.6
   Additional paid-in capital.....................       166.7          164.3
   Retained earnings..............................     3,542.7        3,471.9
   Currency translation and pension adjustments...      (207.8)        (196.8)
   Common Stock in treasury, at cost (shares held:
       December 31, 1993, 28.9  million;
       September 30, 1993, 30.1 million)..........      (710.1)        (736.0)

                    Total shareowners' equity.....     3,043.2        2,956.0

                         TOTAL....................    $9,758.1       $9,885.1


                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)



                                                         Three Months Ended
                                                             December 31
                                                         1993           1992
                                                             (In millions)

Revenues:
   Sales............................................   $2,600.9       $2,488.6
   Other income.....................................       15.6           17.7

     Total revenues.................................    2,616.5        2,506.3

Costs and expenses:
   Cost of sales....................................    2,028.2        1,977.6
   Selling, general and administrative..............      313.5          291.3
   Interest.........................................       26.0           25.6

     Total costs and expenses.......................    2,367.7        2,294.5

Income before income taxes..........................      248.8          211.8
Provision for income taxes..........................       99.3           84.0

Net income..........................................   $  149.5       $  127.8


                                                             (In dollars)
Earnings per common share:

   Primary..........................................   $    .68       $    .58

   Fully diluted....................................   $    .66       $    .57

Cash dividends per common share.....................   $    .25       $    .23


                                                             (In millions)
Average common shares outstanding:

   Primary..........................................      221.2          219.6

   Fully diluted....................................      225.2          222.7















                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                         1993          1992
                                                             (In millions)
OPERATING ACTIVITIES:
Net income.........................................    $ 149.5       $  127.8
Adjustments to net income to arrive at
cash provided by operating activities:
  Depreciation.....................................      103.9          105.3
  Amortization of intangible assets................       12.9           14.2
  Deferred income taxes............................        7.9          (12.7)
  Net pension income and contributions.............      (15.7)         (28.9)
  Changes in assets and liabilities:
    Receivables....................................       88.7          166.8
    Inventories....................................       (1.3)         (25.0)
    Accounts payable - trade.......................     (172.7)        (237.6)
    Accrued compensation and benefits..............      (81.8)         (37.2)
    Advance payments from customers................      (19.5)         (58.1)
    Income taxes...................................       45.1           65.6
    Other assets and liabilities...................      (61.0)         (34.3)
       Cash provided by operating activities.......       56.0           45.9

INVESTING ACTIVITIES:
Property additions.................................      (67.3)         (70.4)
Acquisition of businesses..........................        6.5
Proceeds from disposition of property..............        2.2            3.4
       Cash used for investing activities..........      (58.6)         (67.0)

FINANCING ACTIVITIES:
Increase in short-term borrowings..................       20.8           12.7
Payments of long-term debt.........................       (3.8)          (7.2)
  Net increase in debt.............................       17.0            5.5
Purchase of treasury stock.........................       (7.2)         (42.8)
Dividends..........................................      (55.3)         (50.6)
Reissuance of common stock.........................        7.2           11.0
       Cash used for financing activities..........      (38.3)         (76.9)

DECREASE IN CASH...................................      (40.9)         (98.0)

CASH AT BEGINNING OF PERIOD........................      772.8          602.6

CASH AT END OF PERIOD..............................    $ 731.9        $ 504.6

Income tax payments were $44.1 million and $45.2 million in the three months ended December 31, 1993 and 1992, respectively.


                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



 1. In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended
September 30, 1993. The results of operations for the three-month periods ended December 31, 1993 and 1992 are not necessarily indicative of the results for the full year.

    It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2. Receivables are summarized as follows (in millions):

                                                  December 31    September 30
                                                     1993            1993

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (December 31, 1993, $47.9;
         September 30, 1993, $47.3)............    $1,177.6       $1,258.2
       United States Government................       144.6          149.0
     Unbilled costs and accrued profits, less
       related progress payments
       (December 31, 1993, $487.7;
       September 30, 1993, $550.5).............       789.3          801.9

       Receivables.............................    $2,111.5       $2,209.1

3.  Inventories are summarized as follows (in millions):

                                                  December 31    September 30
                                                     1993            1993

     Finished goods............................    $  323.4       $  330.3
     Long-term contracts in process............       289.3          338.2
     Work in process...........................       534.9          508.7
     Raw materials, parts and supplies.........       510.7          492.4
       Total...................................     1,658.3        1,669.6
     Less allowance to adjust the carrying
       value of certain inventories to a
       last-in,first-out (LIFO) basis..........        70.7           67.2
     Remainder.................................     1,587.6        1,602.4
     Less related progress payments............       157.3          171.6

       Inventories.............................    $1,430.3       $1,430.8

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



4.  Other assets are summarized as follows (in millions):

                                                 December 31   September 30
                                                    1993           1993

     Goodwill.................................    $  579.0      $  581.5
     Patents, product technology and
       other intangibles......................       173.3         175.2
     Intangible pension asset.................        47.5          52.5
     Prepaid pension costs....................     1,212.6       1,187.4
     Deferred income taxes....................       361.0         374.6
     Customer finance receivables.............       152.8         150.5
     Investments and other assets.............        97.0          91.2

       Other assets...........................    $2,623.2      $2,612.9

5.  Other current liabilities are summarized as follows (in millions):

                                                  December 31   September 30
                                                     1993           1993

     Accounts payable - other...................    $201.5        $191.8
     Accrued product warranties.................     162.9         165.6
     Accrued taxes other than income taxes......      65.7          80.7
     Accrued restructuring costs................      51.1          62.1
     Other......................................     308.0         297.6

       Other current liabilities................    $789.2        $797.8

6.  Long-term debt consisted of the following (in millions):

                                                 December 31    September 30
                                                    1993            1993

     7-1/2% notes, payable in 1997............    $  200.0       $  200.0
     8-7/8% notes, payable in 1999............       300.0          300.0
     8-3/8% notes, payable in 2001............       200.0          200.0
     6-3/4% notes, payable in 2002............       300.0          300.0
     Other obligations, principally foreign...        29.5           35.6
       Total..................................     1,029.5        1,035.6
     Less current portion.....................         7.2            7.4

       Long-term debt.........................    $1,022.3       $1,028.2

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 7. Accrued retirement benefits consisted of the following (in millions):

                                                 December 31    September 30
                                                    1993            1993

     Accrued retirement medical costs.........    $2,559.0       $2,579.2
     Accrued pension costs....................       352.0          352.0
       Total..................................     2,911.0        2,931.2
     Amount classified as current liability...       200.0          200.0
       Accrued retirement benefits............    $2,711.0       $2,731.2

 8. In the quarter ended December 31, 1993, the company purchased .2 million shares of Common Stock for $7 million. Since the company's Common Stock repurchase program began in 1984, the company has purchased 106.6 million shares of Common Stock for $2.3 billion.

 9. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                      ROCKWELL INTERNATIONAL CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

1994 First Quarter Compared to 1993 First Quarter

The contributions to sales and earnings by business segment of the company for the first quarter of fiscal 1994 and 1993 are presented below. Operating earnings of the Graphics segment have been adjusted to include interest income related to customer financing receivables, previously included in General Corporate - Net ($2.8 million for the first quarter of 1994 and $4.4 million for the first quarter of 1993).

                                              Sales              Earnings
                                         1994       1993      1994      1993
                                                   (in millions)

  Electronics......................     $1,184     $1,078   $ 168.9   $ 139.9
  Aerospace........................        610        644      81.7      86.2
  Automotive.......................        652        615      35.0      26.2
  Graphics.........................        155        152       8.9       3.9
     Sales and operating earnings..      2,601      2,489     294.5     256.2
  General corporate - net..........                           (19.8)    (18.8)
  Interest expense.................                           (26.0)    (25.6)
  Provision for income taxes.......                           (99.2)    (84.0)

     Total.........................     $2,601     $2,489   $ 149.5   $ 127.8

Sales in the 1994 first quarter were up five percent from the same period a year ago principally due to strengthening markets and increased market share of the Telecommunications and Allen-Bradley Industrial Automation businesses within the Electronics business segment. Automotive's Heavy Vehicle business also recorded increased sales in the 1994 first quarter due to the strong North American truck markets. During the quarter, sales of North American trailer axles set an all-time record at 88,000 units, an increase of 34 percent over 1993's first quarter.

Net income and earnings per share for 1994's first quarter increased 17 percent from last year's first quarter. This marks the fourth consecutive quarter the company has recorded a double-digit earnings per share increase.

In the current quarter, three of the company's four business segments -- Electronics, Automotive and Graphics -- recorded major earnings increases over their 1993 first quarter results. Earnings of the fourth segment, Aerospace, were also strong, although slightly below last year's first quarter due to an unfavorable contract adjustment.

Within the business segments, six of the nine business units recorded higher first quarter earnings, with particularly strong contributions by the Telecommunications and Allen-Bradley Industrial Automation businesses. The Space, Heavy Vehicle, Light Vehicle and Graphics business units also posted higher 1994 first quarter earnings.

                      ROCKWELL INTERNATIONAL CORPORATION

The Electronics businesses posted record quarterly earnings in 1994's first quarter, up 21 percent from last year's first quarter, due to substantial earnings increases in the Telecommunications and Allen-Bradley Industrial Automation businesses. Telecommunications earnings for the quarter reached a record high for any quarter in its history, primarily due to very strong demand for high speed data modems, while orders of Allen-Bradley's Industrial Automation business averaged $8.1 million per day in the first quarter, the highest in its history. Earnings of both Avionics and Defense Electronics were six percent below last year's comparable quarter as a result of lower sales volumes in the defense and commercial airline markets.

Aerospace earnings in 1994's first quarter were down five percent from 1993's first quarter due to an $11 million cost adjustment on Aircraft's AC-130U Gunship program.

Automotive's 1994 first quarter earnings increased 34 percent from the comparable quarter a year ago primarily due to the strong North American truck markets.

First quarter earnings of the Graphics business were up significantly from 1993's first quarter, continuing the improvement begun in last year's fourth quarter. Although worldwide printing press markets remain depressed, Graphics results are improving due to continuing cost containment actions and the benefits of its market leadership positions.


FINANCIAL CONDITION

There were no significant changes in the company's financial position during the three months ended December 31, 1993.

In October 1993, Western Digital Corporation cancelled the previously announced $115 million sale of its semiconductor wafer plant to the company's Telecommunications business. Telecommunications subsequently announced plans to invest $150 million to establish an 8 inch wafer production capability and to expand sub-micron wafer fabrication capacity at its Newport Beach, California, facility.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Results of Operations, Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 16 - 17 of the company's Annual Report on Form 10-K for the fiscal year ended
September 30, 1993, and is incorporated herein by reference. Management believes that at December 31, 1993 there has been no material change to this information.

                      ROCKWELL INTERNATIONAL CORPORATION


Other Financial Information

(a) The company's backlog on December 31, 1993 was $12.4 billion compared to $14.2 billion on December 31, 1992. The backlog includes $3.7 billion of commercial orders, $2.3 billion of funded government orders and $6.4 billion of unfunded government orders. Backlog by major business segment is as follows (in billions):

                                                December 31      December 31
                                                   1993              1992

       Aerospace
         Space Systems                            $ 6.5             $ 8.2
         Aircraft                                   1.6               2.1
                                                    8.1              10.3
       Defense Electronics                          1.6               1.5
       Other                                        2.7               2.4
         Total Backlog                            $12.4             $14.2

(b) Sales by major product lines are summarized as follows (in millions):

                                                           Three Months Ended
                                                               December 31
                                                             1993       1992

       Electronics
         Industrial Automation                              $  461     $  380
         Avionics                                              296        289
         Telecommunications                                    162        114
         Defense Electronics                                   265        295

                                                             1,184      1,078

       Aerospace
         Space Systems                                         493        495
         Aircraft                                              117        149

                                                               610        644

       Automotive
         Heavy Vehicles                                        391        334
         Light Vehicles                                        261        281

                                                               652        615

       Graphics                                                155        152

       Total Sales                                          $2,601     $2,489

                                                                    EXHIBIT 11

                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE



                                                       Three Months Ended
                                                           December 31
                                                      1993             1992
                                                      (In millions, except
                                                       per share amounts)

Primary earnings per share:

  Net income................................         $149.5           $127.8
  Deduct dividend requirements on
     preferred stock........................            0.1              0.1

  Total primary earnings....................         $149.4           $127.7

  Average number of common shares
     outstanding during the period..........          221.2            219.6

  Primary earnings per share................         $  .68           $  .58

Fully diluted earnings per share:

  Net income................................         $149.5           $127.8

  Average number of common shares
     outstanding during the
     period assuming full dilution:
       Common stock.........................          221.2            219.6
       Assumed issuance of stock under
         award plans and conversion of
         preferred stock....................            4.0              3.1

  Total fully diluted shares................          225.2            222.7

  Fully diluted earnings per share..........         $  .66           $  .57

PART II.OTHER INFORMATION


Item 1.  Legal Proceedings

       Reference is made to the second paragraph of Item 3, Legal Proceedings, on pages 8-9 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, with respect to an action brought in 1990 in the United States District Court for the District of Colorado by five present or former employees of the Rocky Flats Plant, Golden, Colorado (the Plant) and labor organizations representing a few of the Plant's employees against the company and another former operator of the Plant. On December 20, 1993, the United States Court of Appeals for the Tenth Circuit dismissed the motion for rehearing and suggestion for rehearing en banc of its affirmance in October 1993 of the District Court's judgment dismissing that action.

Item 5.  Other Information

       The company's government contract operations are subject to U.S. Government investigations of business practices and audits of contract performance and cost classification from which claims have been or may be asserted against the company. Although such claims are usually resolved through fact-finding and negotiation, civil, criminal or administrative proceedings may result and a contractor can be fined, as well as be suspended or debarred from government contracts. Management believes there are no claims, audits or investigations currently pending against the company which will have a material adverse effect on either the company's business or its financial condition.

       The company's financial statements have been prepared on the basis of conservative estimates, supported by outside legal counsel, of the revenue expected to be recovered from the company's claims against the U.S. Government arising out of the government's termination of contracts for its convenience and certain contractual disputes. While management cannot reasonably estimate the length of time that will be required to resolve its claims or whether they will be resolved through negotiation or litigation, it believes their resolution will not have a material adverse effect on the company's financial statements.


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            Exhibit 11 - Computation of Earnings Per Share

       (b)  Reports on Form 8-K:

            There were no reports on Form 8-K filed during the quarter ended December 31, 1993.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date        February 10, 1994               By  L. J. Komatz
           -------------------                  ------------------
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date        February 10, 1994               By  C. H. Harff
           -------------------                  ------------------
                                                C. H. Harff
                                                Senior Vice President,
                                                General Counsel and Secretary