Form 10-Q
period 1994-03-31
ROCKWELL INTERNATIONAL CORP
filed 1994-05-12
CIK 84636

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended        March 31, 1994



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

                        Yes      X      No

181,702,130 shares of registrant's Common Stock, $1.00 par value, and 38,927,520 shares of Class A Common Stock, $1.00 par value, were outstanding on April 30, 1994.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                        Page
                                                                         No.

                    Condensed Consolidated Balance Sheet--
                    March 31, 1994 and September 30, 1993..........       2

                    Statement of Consolidated Income--Three Months
                    and Six Months Ended March 31, 1994 and 1993...       3

                    Statement of Consolidated Cash Flows--
                    Six Months Ended March 31, 1994 and 1993.......       4

                    Notes to Financial Statements..................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................       8

                    Other Financial Information....................      11

          Exhibit 11 - Computation of Earnings Per Share...........      12



PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      13

          Item 4.   Submission of Matters to a Vote of
                    Security Holders...............................      13

          Item 5.   Other Information..............................      14

          Item 6.   Exhibits and Reports on Form 8-K...............      14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                     March 31      September 30
                                                       1994            1993
                                                    (Unaudited)
                                  ASSETS                   (In millions)
Current assets:
   Cash...........................................    $  546.1       $  772.8
   Receivables....................................     2,190.2        2,209.1
   Inventories....................................     1,504.1        1,430.8
   Other current assets...........................       584.2          533.7

           Total current assets...................     4,824.6        4,946.4

Net property......................................     2,313.7        2,325.8
Other assets......................................     2,644.8        2,612.9

                         TOTAL....................    $9,783.1       $9,885.1

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................    $  306.5       $  166.4
   Accounts payable - trade.......................       748.1          859.8
   Accrued compensation and benefits..............       636.9          710.1
   Advance payments from customers................       358.9          362.7
   Accrued income taxes...........................        96.6           94.1
   Other current liabilities......................       799.2          797.8

           Total current liabilities..............     2,946.2        2,990.9

Long-term debt....................................       842.2        1,028.2
Accrued retirement benefits.......................     2,705.4        2,731.2
Other liabilities.................................       180.8          178.8

                    Total liabilities.............     6,674.6        6,929.1

Shareowners' equity:
   Preferred stock ...............................         1.4            1.5
   Common Stock (shares issued - 209.5 million)...       209.5          209.5
   Class A Common Stock (shares issued:
     March 31, 1994, 39.9 million;
     September 30, 1993, 41.6 million)............        39.9           41.6
   Additional paid-in capital.....................       172.7          164.3
   Retained earnings..............................     3,621.0        3,471.9
   Currency translation and pension adjustments...      (213.5)        (196.8)
   Common Stock in treasury, at cost (shares held:
       March 31, 1994, 28.5  million;
       September 30, 1993, 30.1 million)..........      (722.5)        (736.0)

                    Total shareowners' equity.....     3,108.5        2,956.0

                         TOTAL....................    $9,783.1       $9,885.1



                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)



                                    Three Months Ended      Six Months Ended
                                         March 31              March 31
                                      1994       1993       1994       1993
                                                   (In millions)
Revenues:
  Sales..........................  $2,761.5   $2,694.1   $5,362.4  $ 5,182.7
  Other income...................      14.1       22.1       29.7       39.8

    Total revenues...............   2,775.6    2,716.2    5,392.1    5,222.5

Costs and expenses:
  Cost of sales..................   2,157.9    2,132.5    4,186.1    4,110.1
  Selling, general and
    administrative...............     335.4      328.1      648.9      619.4
  Interest.......................      25.0       28.3       51.0       53.9

    Total costs and expenses.....   2,518.3    2,488.9    4,886.0    4,783.4

Income before income taxes.......     257.3      227.3      506.1      439.1
Provision for income taxes.......     102.6       90.4      201.9      174.4

Net income ......................  $  154.7   $  136.9   $  304.2  $   264.7


                                                  (In dollars)

Earnings per common share:

   Primary.......................  $    .70   $    .63   $   1.38  $    1.21

   Fully diluted.................  $    .69   $    .62   $   1.35  $    1.19

Cash dividends per common share..  $    .25   $    .23   $    .50  $     .46


                                                  (In millions)

Average common shares outstanding:

   Primary.......................     221.1      219.2      221.1      219.4

   Fully diluted.................     225.8      222.3      225.7      222.7









                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                           Six Months Ended
                                                               March 31
                                                         1994           1993
                                                             (In millions)
OPERATING ACTIVITIES:
Net income.........................................    $ 304.2        $ 264.7
Adjustments to net income to arrive at
cash provided by operating activities:
  Depreciation.....................................      211.0          213.4
  Amortization of intangible assets................       24.7           28.1
  Deferred income taxes............................       21.0          (15.4)
  Net pension income and contributions.............      (33.2)         (52.9)
  Changes in assets and liabilities:
    Receivables....................................       16.5          124.1
    Inventories....................................      (72.2)         (64.0)
    Accounts payable - trade.......................     (120.1)        (167.7)
    Accrued compensation and benefits..............      (72.9)          17.3
    Advance payments from customers................      (10.9)         (72.6)
    Income taxes...................................        3.2           30.9
    Other assets and liabilities...................      (87.4)         (23.8)
       Cash provided by operating activities.......      183.9          282.1

INVESTING ACTIVITIES:
Property additions.................................     (195.4)        (157.3)
Proceeds from disposition of property..............        5.9            7.5
Acquisition of businesses..........................       (5.6)        (122.6)
       Cash used for investing activities..........     (195.1)        (272.4)

FINANCING ACTIVITIES:
Increase in short-term borrowings..................      112.2          105.6
Increase in long-term debt.........................       17.7            0.1
Payments of long-term debt.........................     (204.5)          (8.1)
  Net (decrease) increase in debt..................      (74.6)          97.6
Purchase of treasury stock.........................      (61.7)         (56.1)
Dividends..........................................     (110.7)        (101.1)
Reissuance of common stock.........................       31.5           24.2
       Cash used for financing activities..........     (215.5)          (35.4)

DECREASE IN CASH...................................     (226.7)         (25.7)

CASH AT BEGINNING OF PERIOD........................      772.8          602.6

CASH AT END OF PERIOD..............................    $ 546.1        $ 576.9

Income tax payments were $172.5 million and $161.6 million in the six months ended March 31, 1994 and 1993, respectively.


                      See Notes to Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

 1. In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended September 30, 1993. The results of operations for the three- and six-month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results for the full year.

     It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2.  Receivables are summarized as follows (in millions):

                                                   March 31     September 30
                                                     1994           1993

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (March 31, 1994, $49.7;
         September 30, 1993, $47.3)............    $1,293.5       $1,258.2
       United States Government................       130.2          149.0
     Unbilled costs and accrued profits,
       less related progress payments
       (March 31, 1994, $481.7;
       September 30, 1993, $550.5).............       766.5          801.9

       Receivables.............................    $2,190.2       $2,209.1

 3.  Inventories are summarized as follows (in millions):

                                                   March 31     September 30
                                                     1994           1993

     Finished goods............................    $  340.1       $  330.3
     Long-term contracts in process............       280.2          338.2
     Work in process...........................       570.4          508.7
     Raw materials, parts and supplies.........       518.8          492.4
       Total...................................     1,709.5        1,669.6
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis..................        74.7           67.2
     Remainder.................................     1,634.8        1,602.4
     Less related progress payments............       130.7          171.6

       Inventories.............................    $1,504.1       $1,430.8

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



4.   Other assets are summarized as follows (in millions):

                                                  March 31     September 30
                                                    1994           1993

     Goodwill.................................    $  574.5      $  581.5
     Patents, product technology and
       other intangibles......................       178.0         175.2
     Intangible pension asset.................        42.5          52.5
     Prepaid pension costs....................     1,237.0       1,187.4
     Deferred income taxes....................       348.8         374.6
     Customer finance receivables.............       151.2         150.5
     Investments and other assets.............       112.8          91.2

       Other assets...........................    $2,644.8      $2,612.9

5.   Other current liabilities are summarized as follows (in millions):

                                                   March 31    September 30
                                                     1994          1993

     Accounts payable - other...................    $223.3        $191.8
     Accrued product warranties.................     171.8         165.6
     Accrued taxes other than income taxes......      86.3          80.7
     Accrued restructuring costs................      43.0          62.1
     Other......................................     274.8         297.6

       Other current liabilities................    $799.2        $797.8

6.   Long-term debt consisted of the following (in millions):

                                                  March 31     September 30
                                                    1994           1993

     7-1/2% notes, redeemed in March 1994.....                   $  200.0
     8-7/8% notes, payable in 1999............    $  300.0          300.0
     8-3/8% notes, payable in 2001............       200.0          200.0
     6-3/4% notes, payable in 2002............       300.0          300.0
     Other obligations, principally foreign...        66.5           35.6
       Total..................................       866.5        1,035.6
     Less current portion.....................        24.3            7.4

       Long-term debt.........................    $  842.2       $1,028.2

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 7.  Accrued retirement benefits consisted of the following (in millions):

                                                  March 31      September 30
                                                    1994            1993

     Accrued retirement medical costs.........    $2,540.4       $2,579.2
     Accrued pension costs....................       352.0          352.0
       Total..................................     2,892.4        2,931.2
     Amount classified as current liability...       187.0          200.0
       Accrued retirement benefits............    $2,705.4       $2,731.2

 8. In the quarter ended March 31, 1994, the company purchased 1.3 million shares of Common Stock for $54.6 million. Since the company's Common Stock repurchase program began in 1984, the company has purchased 107.9 million shares of Common Stock for $2.4 billion.

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

RESULTS OF OPERATIONS

1994 Second Quarter Compared to 1993 Second Quarter

The contributions to sales and earnings by business segment of the company for the second quarter of fiscal 1994 and 1993 are presented below.

                                              Sales              Earnings
                                         1994       1993      1994      1993
                                                   (in millions)

  Electronics......................     $1,257     $1,133   $ 178.5   $ 156.1
  Aerospace........................        658        769      93.6      92.5
  Automotive.......................        714        631      29.2      27.2
  Graphics.........................        132        161       5.2       5.0
     Sales and operating earnings..      2,761      2,694     306.5     280.8
  General corporate - net..........                           (24.1)    (25.2)
  Interest expense.................                           (25.0)    (28.3)
  Provision for income taxes.......                          (102.7)    (90.4)

     Total.........................     $2,761     $2,694   $ 154.7   $ 136.9

Sales in the 1994 second quarter increased two percent from the same period a year ago principally due to record quarterly sales in Automotive and the Electronics' Industrial Automation and Telecommunications businesses partially offset by a decline in Aerospace and Graphics sales.

Net income for 1994's second quarter increased 13 percent from 1993's second quarter primarily due to record quarterly earnings of the company's largest business segment, Electronics. Automotive, Aerospace and Graphics earnings were also ahead of last year's comparable period. During the second quarter, the Automotive business identified and promptly took actions to correct a warranty-related issue in certain of its new transmission products.
Accordingly, Automotive's earnings improvement was limited by a charge related to these actions (see below for further discussion).

Earnings per share for the current year's second quarter increased 11 percent over last year's second quarter, marking the fifth consecutive quarter the company has recorded a double-digit earnings per share increase.

Within the business segments, six of the nine business units, led by Telecommunications and Allen-Bradley Industrial Automation, achieved higher 1994 second quarter earnings.

Electronics 1994 second quarter earnings were up 14 percent from 1993's second quarter due to substantial sales and earnings increases in the
Telecommunications and Allen-Bradley Industrial Automation businesses.
Telecommunications 1994 second quarter sales reached an all-time high as demand for high-speed data modems continued to grow.  The Allen-Bradley Industrial
Automation business achieved record quarterly sales and earnings in the 1994 second quarter as incoming orders reached $9 million per day, the highest in
Allen-Bradley's history.  The business continues to see strong demand for its

                      ROCKWELL INTERNATIONAL CORPORATION
products in all of its primary markets worldwide, particularly in North America where sales to distributors have increased 18 percent over 1993 in the United States and 31 percent in Canada. Second quarter earnings of Defense Electronics also were up from a year ago, while Avionics earnings, as expected, were down significantly from last year's second quarter due to continued depressed commercial air transport markets.

Aerospace earnings in the 1994 second quarter were higher than a year ago, benefitting from cost containment programs and higher award fees, despite a 14 percent decline in sales. Space Systems recorded higher earnings for the quarter while Aircraft posted a slight decrease.

Automotive's second quarter earnings were up seven percent compared to the same quarter in 1993. These results were adversely affected by a $25 million provision to recognize the costs of inspections and potential field modifications of certain transmission products. In Automotive's Heavy Vehicle business, significant gains in sales and profitability from the strong North American truck markets nearly offset the warranty-related charge. Earnings in the Light Vehicle area were significantly higher than the year earlier period resulting from increased North American sales and improved cost performance, offsetting weak international markets.

Second quarter earnings of the Graphics business were up slightly from 1993's second quarter due to continuing cost containment actions. Graphics sales were down 18 percent from the year earlier quarter as the worldwide printing press markets remain depressed.

Six Months Ended March 31, 1994 Compared to Six Months Ended March 31, 1993

The contributions to sales and earnings by business segment of the company for the six months ended March 31, 1994 and 1993 are presented below.

                                             Sales              Earnings
                                         1994     1993      1994       1993
                                                    (in millions)

    Electronics.......................  $2,441   $2,211   $ 347.4    $ 296.0
    Aerospace.........................   1,268    1,413     175.3      178.7
    Automotive........................   1,366    1,246      64.2       53.4
    Graphics..........................     287      313      14.1        8.9
      Sales and operating earnings....   5,362    5,183     601.0      537.0
    General corporate - net...........                      (43.9)     (44.0)
    Interest expense..................                      (51.0)     (53.9)
    Provision for income taxes........                     (201.9)    (174.4)

      Total...........................  $5,362   $5,183   $ 304.2    $ 264.7

                      ROCKWELL INTERNATIONAL CORPORATION

Sales for the first six months of 1994 increased three percent from the same period a year ago principally due to strong demand for the products of the company's Telecommunications and Allen-Bradley Industrial Automation businesses within the Electronics business segment. Automotive's Heavy Vehicle business also recorded increased sales in the first six months of 1994 due to the strong North American truck markets.

Net income for the first six months of 1994 was up 15 percent over 1993's first half net income, while earnings per share for the current year's first six months increased 14 percent over 1993's first six months.

Electronics earnings for the first six months of fiscal 1994 were up 17 percent from the same period a year ago primarily due to substantial earnings increases in the Telecommunications and Allen-Bradley Industrial Automation businesses resulting from strong worldwide demand for high-speed data modems and industrial automation products. Earnings of Defense Electronics were about the same while Avionics earnings were lower, as expected, due to depressed commercial air transport markets.

Aerospace earnings for the first six months of 1994 were down two percent over the comparable 1993 period due to a first quarter cost adjustment on Aircraft's AC-130U Gunship program which offset the benefits of cost containment programs and higher award fees.

Automotive's earnings for the first six months of 1994 increased 20 percent over 1993's first six months primarily due to the strong North American truck markets. These results were adversely affected by the second quarter $25 million provision to recognize the costs of inspections and potential field modifications of certain transmission products.

Although worldwide printing press markets remain depressed, earnings of the company's Graphics business for the first half of 1994 improved significantly from the year earlier due to continuing cost containment actions and the benefits of its market leadership positions.

FINANCIAL CONDITION

On March 15, 1994, the company redeemed its $200 million 7-1/2% notes, which had been payable in 1997, utilizing available cash balances and short-term credit facilities.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Results of Operations, Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 16 - 17 of the company's Annual Report on Form 10-K for the fiscal year ended
September 30, 1993, and is incorporated herein by reference. Management believes that at March 31, 1994 there has been no material change to this information.

                      ROCKWELL INTERNATIONAL CORPORATION


Other Financial Information

(a) The company's backlog on March 31, 1994 was $11.7 billion compared to $13.5 billion on March 31, 1993. The backlog includes $3.8 billion of commercial orders, $2.6 billion of funded government orders and $5.3 billion of unfunded government orders. Backlog by major business segment is as follows (in billions):

                                                 March 31          March 31
                                                   1994              1993

       Aerospace
         Space Systems                            $ 5.9             $ 7.8
         Aircraft                                   1.6               1.9
                                                    7.5               9.7
       Defense Electronics                          1.4               1.3
       Other                                        2.8               2.5
         Total Backlog                            $11.7             $13.5

(b)  Sales by major product lines are summarized as follows (in millions):

                                   Three Months Ended       Six Months Ended
                                        March 31                March 31
                                    1994        1993         1994       1993

       Electronics
         Industrial Automation     $  512       $  401       $  973     $  781
         Avionics                     311          320          607        609
         Telecommunications           178          128          340        242
         Defense Electronics          256          284          521        579

                                    1,257        1,133        2,441      2,211

       Aerospace
         Space Systems                511          585        1,004      1,080
         Aircraft                     147          184          264        333

                                      658          769        1,268      1,413

       Automotive
         Heavy Vehicles               441          354          832        688
         Light Vehicles               273          277          534        558

                                      714          631        1,366      1,246

       Graphics                       132          161          287        313

       Total Sales                 $2,761       $2,694       $5,362     $5,183

                                                                      EXHIBIT 11
                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE


                                   Three Months Ended       Six Months Ended
                                         March 31                 March 31
                                     1994        1993         1994       1993
                                      (In millions, except per share amounts)


Primary earnings per share:

  Net income......................  $154.7      $136.9       $304.2     $264.7
  Deduct dividend requirements
    on preferred stock............     0.1                      0.1        0.1

  Total primary earnings..........  $154.6      $136.9       $304.1     $264.6

  Average number of common
   shares outstanding during
   the period.....................   221.1       219.2        221.1      219.4

  Primary earnings per share......  $  .70      $  .63       $ 1.38     $ 1.21

Fully diluted earnings per share:

  Net income......................  $154.7      $136.9       $304.2     $264.7

  Average number of common shares
    outstanding during the
    period assuming full dilution:
      Common stock................   221.1       219.2         221.1      219.4
      Assumed issuance of stock
        under award plans and
        conversion of preferred
        stock.....................     4.7         3.1           4.6        3.3

  Total fully diluted shares......   225.8       222.3         225.7      222.7

  Fully diluted earnings
     per share....................  $  .69      $  .62        $ 1.35     $ 1.19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 26, 1994, the United States joined and filed an amended complaint in a civil suit under the Federal False Claims Act against the company previously filed under seal by David Vosoughkia, a former employee of a division of the company, in the United States District Court for the Central District of California. As amended, the complaint alleges that the company defrauded the National Aeronautics and Space Administration (NASA) by improperly charging certain employee time to NASA contracts and seeks monetary damages and civil penalties in an unspecified amount. Based on the limited information the company has been able to gather while the complaint was sealed, the company believes this action is without merit.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The regular annual meeting of shareowners of the registrant was held February 2, 1994.

(c)      At the annual meeting, the shareowners:

         (i) voted to elect 13 directors of the company. Each nominee for director was elected by a vote of the shareowners as follows:

                                          Affirmative votes     Votes withheld

               Lew Allen, Jr.                488,367,437           6,286,995
               Donald R. Beall               488,171,296           6,483,136
               Richard M. Bressler           488,407,094           6,247,338
               John J. Creedon               487,975,765           6,678,667
               Robin Chandler Duke           486,853,577           7,800,855
               William H. Gray, III          486,771,887           7,882,545
               J. Clayburn La Force, Jr.     488,225,183           6,429,249
               William T. McCormick, Jr.     488,784,034           5,870,398
               John D. Nichols               488,571,895           6,082,537
               Bruce M. Rockwell             488,125,486           6,528,946
               Ross D. Siragusa, Jr.         488,241,425           6,413,007
               William S. Sneath             488,271,475           6,382,957
               Joseph F. Toot, Jr.           488,562,229           6,092,203

         (ii) voted upon a proposal to approve the selection by the Board of Directors of the firm of Deloitte & Touche as auditors of the company. The proposal was approved by a vote of the shareowners as follows:

                    Affirmative votes               484,191,722
                    Negative votes                    5,184,685
                    Abstentions                       5,278,025

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 Exhibit 11 - Computation of Earnings Per Share

            (b)  Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date           May 12, 1994                 By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date           May 12, 1994                 By  C. H. Harff
                                                C. H. Harff
                                                Senior Vice President,
                                                General Counsel and Secretary