Form 10-Q
period 1994-06-30
ROCKWELL INTERNATIONAL CORP
filed 1994-08-15
CIK 84636

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended        June 30, 1994



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

                        Yes      X      No

181,831,610 shares of registrant's Common Stock, $1.00 par value, and 37,648,924 shares of Class A Common Stock, $1.00 par value, were outstanding on July 31, 1994.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                        Page
                                                                         No.

                    Condensed Consolidated Balance Sheet--
                    June 30, 1994 and September 30, 1993...........       2

                    Statement of Consolidated Income--Three Months
                    and Nine Months Ended June 30, 1994 and 1993...       3

                    Statement of Consolidated Cash Flows--
                    Nine Months Ended June 30, 1994 and 1993.......       4

                    Notes to Financial Statements..................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................       8

                    Other Financial Information....................      11

          Exhibit 11 - Computation of Earnings Per Share...........      13



PART II.  OTHER INFORMATION:

          Item 5.   Other Information..............................      14

          Item 6.   Exhibits and Reports on Form 8-K...............      14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                     June 30      September 30
                                                       1994            1993
                                                    (Unaudited)
                                  ASSETS                   (In millions)
Current assets:
   Cash...........................................    $  585.8       $  772.8
   Receivables....................................     2,234.9        2,209.1
   Inventories....................................     1,560.3        1,430.8
   Other current assets...........................       572.5          533.7

           Total current assets...................     4,953.5        4,946.4

Net property......................................     2,365.8        2,325.8
Other assets......................................     2,649.6        2,612.9

                         TOTAL....................    $9,968.9       $9,885.1

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................    $  217.5       $  166.4
   Accounts payable - trade.......................       822.9          859.8
   Accrued compensation and benefits..............       686.9          710.1
   Advance payments from customers................       370.8          362.7
   Accrued income taxes...........................       150.1           94.1
   Other current liabilities......................       805.6          797.8

           Total current liabilities..............     3,053.8        2,990.9

Long-term debt....................................       846.0        1,028.2
Accrued retirement benefits.......................     2,690.1        2,731.2
Other liabilities.................................       183.8          178.8

                    Total liabilities.............     6,773.7        6,929.1

Shareowners' equity:
   Preferred stock ...............................         1.4            1.5
   Common Stock (shares issued - 209.5 million)...       209.5          209.5
   Class A Common Stock (shares issued:
     June 30, 1994, 38.1 million;
     September 30, 1993, 41.6 million)............        38.1           41.6
   Additional paid-in capital.....................       173.7          164.3
   Retained earnings..............................     3,684.7        3,471.9
   Currency translation and pension adjustments...      (195.7)        (196.8)
   Common Stock in treasury, at cost (shares held:
     June 30, 1994, 27.7 million;
     September 30, 1993, 30.1 million)............      (716.5)        (736.0)

                    Total shareowners' equity.....     3,195.2        2,956.0

                         TOTAL....................    $9,968.9       $9,885.1



                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)



                                    Three Months Ended     Nine Months Ended
                                         June 30               June 30
                                      1994       1993       1994       1993
                                                   (In millions)
Revenues:
  Sales..........................  $2,872.3   $2,813.4   $8,234.7  $ 7,996.1
  Other income...................      12.3       17.2       42.0       57.0

    Total revenues...............   2,884.6    2,830.6    8,276.7    8,053.1

Costs and expenses:
  Cost of sales..................   2,217.6    2,212.4    6,403.7    6,322.5
  Selling, general and
    administrative...............     369.2      345.2    1,018.1      964.6
  Interest.......................      23.6       27.6       74.6       81.5

    Total costs and expenses.....   2,610.4    2,585.2    7,496.4    7,368.6

Income before income taxes.......     274.2      245.4      780.3      684.5
Provision for income taxes.......     109.3       98.2      311.2      272.6

Net income ......................  $  164.9   $  147.2   $  469.1  $   411.9


                                                  (In dollars)

Earnings per common share:

   Primary.......................  $    .74   $    .66   $   2.12  $    1.87

   Fully diluted.................  $    .73   $    .65   $   2.08  $    1.84

Cash dividends per common share..  $    .25   $    .25   $    .75  $     .71


                                                  (In millions)

Average common shares outstanding:

   Primary.......................     220.4      219.8      220.9      219.6

   Fully diluted.................     224.3      223.5      225.1      223.5














                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                          Nine Months Ended
                                                               June 30
                                                         1994           1993
                                                             (In millions)
OPERATING ACTIVITIES:
Net income.........................................    $ 469.1        $ 411.9
Adjustments to net income to arrive at
cash provided by operating activities:
  Depreciation.....................................      322.3          321.5
  Amortization of intangible assets................       38.5           42.7
  Deferred income taxes............................       36.8          (23.2)
  Net pension income and contributions.............      (80.7)         (91.1)
  Changes in assets and liabilities:
    Receivables....................................        0.4           42.7
    Inventories....................................     (116.2)         (83.8)
    Accounts payable - trade.......................      (54.2)        (164.5)
    Accrued compensation and benefits..............      (26.1)          42.1
    Advance payments from customers................       (2.4)         (12.9)
    Income taxes...................................       56.3           81.5
    Other assets and liabilities...................      (73.2)         (37.0)
       Cash provided by operating activities.......      570.6          529.9

INVESTING ACTIVITIES:
Property additions.................................     (349.9)        (249.7)
Proceeds from disposition of property and
  businesses.......................................        8.0           14.6
Acquisition of businesses..........................      (13.3)        (131.0)
       Cash used for investing activities..........     (355.2)        (366.1)

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings.......       26.5           (4.6)
Increase in long-term debt.........................       17.7
Payments of long-term debt.........................     (208.2)         (11.9)
  Net decrease in debt.............................     (164.0)         (16.5)
Purchase of treasury stock.........................     (108.8)         (61.8)
Dividends..........................................     (165.9)        (156.2)
Reissuance of common stock.........................       36.3           46.2
       Cash used for financing activities..........     (402.4)        (188.3)

DECREASE IN CASH...................................     (187.0)         (24.5)

CASH AT BEGINNING OF PERIOD........................      772.8          602.6

CASH AT END OF PERIOD..............................    $ 585.8        $ 578.1

Income tax payments were $206.1 million and $218.2 million in the nine months ended June 30, 1994 and 1993, respectively.


                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



 1. In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended September 30, 1993. The results of operations for the three- and nine-month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results for the full year.

     It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2.  Receivables are summarized as follows (in millions):

                                                   June 30      September 30
                                                     1994           1993

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (June 30, 1994, $54.0;
         September 30, 1993, $47.3)............    $1,343.0       $1,258.2
       United States Government................       136.4          149.0
     Unbilled costs and accrued profits,
       less related progress payments
       (June 30, 1994, $465.0;
       September 30, 1993, $550.5).............       755.5          801.9

       Receivables.............................    $2,234.9       $2,209.1

 3.  Inventories are summarized as follows (in millions):

                                                   June 30      September 30
                                                     1994           1993

     Finished goods............................    $  350.3       $  330.3
     Long-term contracts in process............       298.8          338.2
     Work in process...........................       613.0          508.7
     Raw materials, parts and supplies.........       512.8          492.4
       Total...................................     1,774.9        1,669.6
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis..................        76.3           67.2
     Remainder.................................     1,698.6        1,602.4
     Less related progress payments............       138.3          171.6

       Inventories.............................    $1,560.3       $1,430.8

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 4.  Other assets are summarized as follows (in millions):

                                                  June 30      September 30
                                                    1994           1993

     Goodwill.................................    $  571.6      $  581.5
     Patents, product technology and
       other intangibles......................       172.1         175.2
     Intangible pension asset.................        37.5          52.5
     Prepaid pension costs....................     1,276.2       1,187.4
     Deferred income taxes....................       338.8         374.6
     Customer finance receivables.............       142.1         150.5
     Investments and other assets.............       111.3          91.2

       Other assets...........................    $2,649.6      $2,612.9

 5.  Other current liabilities are summarized as follows (in millions):

                                                   June 30     September 30
                                                     1994          1993

     Accounts payable - other.................      $247.2        $191.8
     Accrued product warranties...............       165.6         165.6
     Accrued taxes other than income taxes....        73.3          80.7
     Accrued restructuring costs..............        32.2          62.1
     Other....................................       287.3         297.6

       Other current liabilities..............      $805.6        $797.8

 6.  Long-term debt consisted of the following (in millions):

                                                   June 30     September 30
                                                     1994          1993

     7-1/2% notes, redeemed in March 1994.....                  $  200.0
     8-7/8% notes, payable in 1999............      $300.0         300.0
     8-3/8% notes, payable in 2001............       200.0         200.0
     6-3/4% notes, payable in 2002............       300.0         300.0
     Other obligations, principally foreign...        64.5          35.6
       Total..................................       864.5       1,035.6
     Less current portion.....................        18.5           7.4

       Long-term debt...........................    $846.0      $1,028.2

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 7.  Accrued retirement benefits consisted of the following (in millions):

                                                   June 30       September 30
                                                    1994            1993

     Accrued retirement medical costs.........    $2,525.1       $2,579.2
     Accrued pension costs....................       352.0          352.0
       Total..................................     2,877.1        2,931.2
     Amount classified as current liability...       187.0          200.0
       Accrued retirement benefits............    $2,690.1       $2,731.2

 8. In the quarter ended June 30, 1994, the company purchased 1.3 million shares of Common Stock for $47.1 million. Since the company's Common Stock repurchase program began in 1984, the company has purchased 109.2 million shares of Common Stock for $2.4 billion.

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

RESULTS OF OPERATIONS

1994 Third Quarter Compared to 1993 Third Quarter

The contributions to sales and earnings by business segment of the company for the third quarter of fiscal 1994 and 1993 are presented below.

                                              Sales              Earnings
                                         1994       1993      1994      1993
                                                   (in millions)

  Electronics......................     $1,276     $1,228   $ 174.1   $ 154.9
  Aerospace........................        649        776      87.9      96.5
  Automotive.......................        779        679      50.8      48.7
  Graphics.........................        169        130       9.7      (1.8)
     Sales and operating earnings..      2,873      2,813     322.5     298.3
  General corporate - net..........                           (24.7)    (25.3)
  Interest expense.................                           (23.6)    (27.6)
  Provision for income taxes.......                          (109.3)    (98.2)

     Total.........................     $2,873     $2,813   $ 164.9   $ 147.2

Sales for the 1994 third quarter increased two percent from the same period in 1993. In the current quarter, 66 percent of sales were to U.S. commercial and international customers (32 percent international) up from 60 percent in 1993's third quarter (29 percent international). The quarter produced the highest level of international sales in the company's history. Sales to the U.S. Department of Defense declined to 19 percent in the latest quarter from 24 percent in 1993's third quarter.

Net income for 1994's third quarter increased 12 percent from 1993's third quarter primarily due to three of the company's four business segments -- Electronics, Automotive and Graphics -- recording earnings increases over their 1993 third quarter results. Aerospace earnings in the current quarter remained strong, but as expected, were down nine percent from last year's third quarter due to lower sales. Within the business segments, six of the company's nine businesses achieved higher 1994 third quarter earnings.

Earnings per share for the current year's third quarter increased 12 percent over last year's third quarter, and marked the sixth consecutive quarter the company has achieved double-digit earnings per share growth.

Electronics 1994 third quarter earnings rose 12 percent from 1993's third quarter due to continued strong sales and earnings increases in the Telecommunications and Allen-Bradley Automation businesses, as well as improved earnings in Defense Electronics resulting from favorable contract adjustments. Avionics earnings for the current quarter were down, as expected, as commercial air transport markets remained soft. Telecommunications third quarter sales reached another all-time high as demand for high-speed data modems continued to grow. Earnings were up

                     ROCKWELL INTERNATIONAL CORPORATION

23 percent over last year's third quarter, despite the pressure of competitive pricing and increased investment in new product development. The Allen-Bradley Automation business achieved its second consecutive quarter of record sales and earnings with continuing strong demand for its products in all its primary markets worldwide. Allen-Bradley's incoming orders reached $9.1 million per day, the highest in its history.

The Space Systems and Aircraft businesses within the Aerospace segment had lower 1994 third quarter sales and earnings compared to the 1993 comparable quarter. Both businesses, however, increased their profit margins, benefitting from ongoing cost improvement programs.

Although Automotive's sales were up 15 percent from 1993's third quarter, earnings increased only four percent due to higher warranty costs, increased automotive electronics product development expenses and a favorable $5 million medical accrual adjustment in 1993.

Earnings of the Graphics business improved significantly from 1993's third quarter due to higher sales of newspaper printing presses and the ongoing benefit of cost reduction programs.

Nine Months Ended June 30, 1994 Compared to Nine Months Ended June 30, 1993

The contributions to sales and earnings by business segment of the company for the nine months ended June 30, 1994 and 1993 are presented below.

                                             Sales              Earnings
                                         1994     1993      1994       1993
                                                    (in millions)

    Electronics.......................  $3,717   $3,439   $ 521.5    $ 450.9
    Aerospace.........................   1,917    2,189     263.2      275.2
    Automotive........................   2,145    1,925     115.0      102.1
    Graphics..........................     456      443      23.8        7.1
      Sales and operating earnings....   8,235    7,996     923.5      835.3
    General corporate - net...........                      (68.6)     (69.3)
    Interest expense..................                      (74.6)     (81.5)
    Provision for income taxes........                     (311.2)    (272.6)

      Total...........................  $8,235   $7,996   $ 469.1    $ 411.9

Sales for the first nine months of 1994 increased three percent from the same period a year ago. U.S. commercial and international sales for the first nine months of 1994 accounted for 65 percent of total sales compared to 61 percent for 1993's first nine months. Sales to the U.S. Department of Defense were 20 percent of total sales, down from 23 percent for the first nine months of 1993, and sales to NASA were 15 percent, down from 16 percent for 1993's first nine months.

                      ROCKWELL INTERNATIONAL CORPORATION

Net income for the first nine months of 1994 was up 14 percent over 1993's comparable period, while earnings per share for the current year's first nine months increased 13 percent over 1993.

Electronics earnings for the first nine months of fiscal 1994 were up 16 percent from the same period a year ago primarily due to substantial earnings increases in the Telecommunications and Allen-Bradley Automation businesses resulting from strong worldwide demand for high-speed data modems and automation products. Earnings of Defense Electronics also improved from the year earlier period principally as a result of favorable contract adjustments, while Avionics earnings were lower, as expected, due to the continuing depressed commercial air transport markets.

Aerospace earnings for the first nine months of 1994 were down four percent over the comparable 1993 period due to decreased sales and adverse contract adjustments in the Aircraft business. Earnings of Space Systems were up for the period due to higher award fees and the benefits from cost containment programs.

Automotive's earnings for the first nine months of 1994 increased 13 percent over 1993's first nine months primarily due to the strong North American truck markets. Automotive's earnings were adversely affected by higher warranty costs, including a second quarter $25 million provision to recognize the costs of inspections and potential field modifications of certain transmission products.

Earnings of the company's Graphics business for the first nine months of 1994 improved significantly from the year earlier due to higher sales and the ongoing benefit of cost reduction programs.

FINANCIAL CONDITION

There were no significant changes in the company's financial position during the three months ended June 30, 1994. During the second quarter, the company redeemed its $200 million 7-1/2% notes, which had been payable in 1997, utilizing available cash balances and short-term credit facilities.

It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts for firm and identifiable foreign currency commitments to protect the company from losses resulting from adverse currency rate fluctuations.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Results of Operations, Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 16 - 17 of the company's Annual Report on Form 10-K for the fiscal year ended
September 30, 1993, and is incorporated herein by reference. Management believes that at June 30, 1994 there has been no material change to this information.

                      ROCKWELL INTERNATIONAL CORPORATION


Other Financial Information

(a) The company's backlog on June 30, 1994 was $10.9 billion compared to $13.1 billion on June 30, 1993. The backlog includes $3.9 billion of commercial orders, $2.1 billion of funded government orders and $4.9 billion of unfunded government orders. Backlog by major business segment is as follows (in millions):

                                                 June 30           June 30
                                                   1994              1993

       Aerospace
         Space Systems                           $ 5,137            $ 7,355
         Aircraft                                  1,789              1,796
                                                   6,926              9,151
       Defense Electronics                         1,286              1,294
       Other                                       2,680              2,615
         Total Backlog                           $10,892            $13,060

(b)  Sales by major product lines are summarized as follows (in millions):

                                   Three Months Ended       Nine Months Ended
                                         June 30                  June 30
                                    1994        1993         1994       1993

       Electronics
         Automation                $  545       $  457       $1,518     $1,238
         Avionics                     292          287          899        896
         Telecommunications           187          138          527        380
         Defense Electronics          252          346          773        925

                                    1,276        1,228        3,717      3,439

       Aerospace
         Space Systems                502          594        1,506      1,674
         Aircraft                     147          182          411        515

                                      649          776        1,917      2,189

       Automotive
         Heavy Vehicles               470          394        1,302      1,082
         Light Vehicles               309          285          843        843

                                      779          679        2,145      1,925

       Graphics                       169          130          456        443

       Total Sales                 $2,873       $2,813       $8,235     $7,996

                      ROCKWELL INTERNATIONAL CORPORATION

(c)  Composition of sales is summarized as follows (in millions):

                                   Three Monts Ended        Nine Months Ended
                                         June 30                  June 30
                                    1994        1993         1994       1993

       U.S. Commercial             $  973      $  860       $2,744     $2,519
       International                  922         825        2,579      2,333
       U.S. Government:
         DOD                          555         668        1,683      1,860
         NASA                         423         460        1,229      1,284
       Total                       $2,873      $2,813       $8,235     $7,996

                                                                    EXHIBIT 11
                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE


                                   Three Months Ended       Nine Months Ended
                                         June 30                 June 30
                                     1994        1993         1994       1993
                                      (In millions, except per share amounts)


Primary earnings per share:

  Net income......................  $164.9      $147.2       $469.1     $411.9
  Deduct dividend requirements
    on preferred stock............     0.1         0.1          0.2        0.2

  Total primary earnings..........  $164.8      $147.1       $468.9     $411.7

  Average number of common
   shares outstanding during
   the period.....................   220.4       219.8        220.9      219.6

  Primary earnings per share......  $  .74      $  .66       $ 2.12     $ 1.87

Fully diluted earnings per share:

  Net income......................  $164.9      $147.2       $469.1     $411.9

  Average number of common shares
    outstanding during the
    period assuming full dilution:
      Common stock................   220.4       219.8         220.9      219.6
      Assumed issuance of stock
        under award plans and
        conversion of preferred
        stock.....................     3.9         3.7           4.2        3.9

  Total fully diluted shares......   224.3       223.5         225.1      223.5

  Fully diluted earnings
     per share....................  $  .73      $  .65        $ 2.08     $ 1.84

PART II. OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 11 -      Computation of Earnings Per Share

         Exhibit 27 -      Financial Data Schedule

         Exhibit 99 -      Form of Group Annuity Contract No. 13673 between
                           Metropolitan Life Insurance Company and First
                           Interstate Bank of California, as
                           Trustee of the Company's Savings Plan

   (b)   Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date         August 15, 1994                By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date         August 15, 1994                By  C. H. Harff
                                                C. H. Harff
                                                Senior Vice President,
                                                General Counsel and Secretary