Form 10-K
period 1994-09-30
ROCKWELL INTERNATIONAL CORP
filed 1994-12-21
CIK 84636

                                                                [CONFORMED COPY]
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994. COMMISSION FILE NUMBER 1-1035

                            ------------------------

                       ROCKWELL INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-1054708
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
          2201 SEAL BEACH BOULEVARD,                            90740-8250
            SEAL BEACH, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 565-4090 (OFFICE OF
                                 THE SECRETARY)

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON WHICH
             TITLE OF EACH CLASS                              REGISTERED
- ---------------------------------------------    ------------------------------------
$4.75 Convertible Preferred Stock, Series A      New York and Boston Stock Exchanges
$1.35 Convertible Preferred Stock, Series B      New York Stock Exchange
Common Stock, $1 Par Value                       New York, Boston, Chicago, Pacific,
                                                   Philadelphia, Basel, Frankfurt,
                                                   Geneva, Lausanne, London, Tokyo,
                                                   Toronto and Zurich Stock Exchanges
8 7/8% Notes due September 15, 1999              New York Stock Exchange
8 3/8% Notes due February 15, 2001               New York Stock Exchange
6 3/4% Notes due September 15, 2002              New York Stock Exchange

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(G) OF THE ACT:
                       CLASS A COMMON STOCK, $1 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant at November 30, 1994, was approximately $7.2 billion.

     181,360,245 shares of registrant's Common Stock, par value $1 per share, and 36,477,298 shares of registrant's Class A Common Stock, par value $1 per share, were outstanding on November 30, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 1, 1995. Certain information therein is incorporated by reference into Part III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Rockwell International Corporation (the Company or Rockwell), a Delaware corporation incorporated in 1928, is a diversified corporation engaged in research, development and manufacture of many products for commercial and government markets. In fiscal 1994, 65% of the Company's total sales were made to U.S. commercial and international customers, 20% of the Company's total sales were made under United States Government defense contracts and subcontracts, and 15% of the Company's total sales were made under contracts with the National Aeronautics and Space Administration (NASA) for space activities. As used herein, the terms the "Company" or "Rockwell" (and in Item 8, the "company") include subsidiaries and predecessors unless the context indicates otherwise.

     For purposes hereof, whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the MD&A) or in specific notes of the NOTES TO FINANCIAL STATEMENTS (the NOTES TO FINANCIAL STATEMENTS) included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA or under specific captions and on specific pages of the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 1, 1995 (the 1995 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

BUSINESS SEGMENTS

     The Company operates in four business segments, which are engaged in research, development and manufacture of diversified products as follows:

          Electronics--industrial automation equipment and systems; avionics products and systems and related communications technologies primarily used in commercial and military aircraft; semiconductor-based subsystems including fax and data modems, global positioning system receiver engines and gallium arsenide devices; and defense electronics systems and products for precision guidance and control, for tactical weapons, and for command, control, communications and intelligence.

          Aerospace--manned and unmanned space systems, rocket engines, military aircraft and modifications, military and commercial aircraft structural components, advanced space-based surveillance systems and high-energy laser and other directed-energy programs.

          Automotive--components and systems for heavy- and medium-duty trucks, buses, trailers and heavy-duty off-highway vehicles (Heavy Vehicle Systems); and components and systems for light trucks and passenger cars (Light Vehicle Systems).

          Graphic Systems--high-speed printing presses and related graphic arts equipment.

     Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings and their identifiable assets for the three years ended September 30, 1994 is contained under the captions RESULTS OF OPERATIONS, Sales and Earnings by Business Segment, 1994 Compared to 1993 and 1993 Compared to 1992 in the MD&A, on pages 15-17 hereof, and in Note 22 of the NOTES TO FINANCIAL STATEMENTS on pages 31-32 hereof. Information with respect to the Company's total backlog at September 30, 1994 is contained under the caption RESULTS OF OPERATIONS, Backlog in the MD&A on page 19 hereof. Additional information with respect to the Company's sales under United States Government contracts is contained in Notes 14 and 22 of the NOTES TO FINANCIAL STATEMENTS on pages 27 and 31-32, respectively, hereof and under the caption RESULTS OF OPERATIONS, Government Contracts in the MD&A on page 19 hereof.

Electronics

     The sales and operating earnings of the businesses that comprise the Company's Electronics business segment for the three fiscal years ended September 30, 1994 were as follows:

                                                            1994       1993       1992
                                                           -------    -------    -------
                                                                   (IN MILLIONS)
        Sales:
        Automation.......................................  $ 2,085    $ 1,716    $ 1,471
        Avionics.........................................    1,233      1,192      1,322
        Telecommunications...............................      699        545        449
        Defense Electronics..............................      998      1,213      1,378
                                                           -------    -------    -------
        Total............................................  $ 5,015    $ 4,666    $ 4,620
                                                            ======     ======     ======
        Operating Earnings...............................  $ 688.0    $ 598.1    $ 485.4
                                                            ======     ======     ======

     Automation. The Company's automation products include programmable controllers, man-machine interface devices, communications networks, programming and application software, drives and drive systems, sensing and motor control devices, machine vision, computer numerical control systems, data acquisition products and global support services. The Company is a leader in plant floor automation, focusing on helping customers control processes and become more competitive through increased flexibility, improved productivity and information flow.

     Avionics. Rockwell's Avionics businesses provide flight control, display, navigation, voice and data communication and other systems for large commercial aircraft, regional airliners, corporate jets and turboprops and government applications as well as military Global Positioning System (GPS) user equipment. In the face of a lethargic market for new large commercial aircraft, the Company is introducing new products for customer installation in both new and existing aircraft, expanding market penetration for Rockwell's digital avionics systems in regional airline and corporate aircraft, expanding into Russia, Eastern Europe and China, and developing new markets in land transportation and commercial GPS applications. The sales and operating earnings of the Company's Avionics businesses for fiscal 1994 were adversely affected by continuing weak air transport markets and investments in new product development to address the growing land transport electronics market.

     Telecommunications. In telecommunications, the Company is the world leader in fax and data modems and produces other advanced semiconductor devices to process, transmit and receive all types of information. Rockwell's leadership stems from continuous product improvement, new product development and expansion into related products. Rockwell's switching systems business pioneered systems for handling large volumes of telephone calls at telephone companies, airlines, hotels, telemarketing bureaus and similar high call volume businesses.

     Defense Electronics. Rockwell provides a wide range of electronics products for defense markets worldwide. These products include command, control and communications devices and systems, aircraft upgrades and modifications, tactical weapons, space defense sensors and electronics, submarine navigation and guidance systems, naval combat systems, sensors and a growing number of commercial products. The Company continued in fiscal 1994 as the sole source producer of the AGM-130, a precision guided standoff weapon system; the prime contractor for the AGM-114F HELLFIRE anti-armor weapon system; the producer of the GBU-15 guided weapon; the prime contractor for the Australian New Submarine Program Combat System and F-111C Aircraft Modernization Program; the world leader in very low frequency airborne communications; and a leader in the military satellite communication terminals market for major programs like MILSTAR and the Army SMART-T contract.

Aerospace

     The sales and operating earnings of the businesses that comprise the Company's Aerospace business segment for the three fiscal years ended September 30, 1994 were as follows:

                                                            1994       1993       1992
                                                           -------    ------     -------
                                                                   (IN MILLIONS)
        Sales:
        Space Systems....................................  $ 2,044    $2,279     $ 2,372
        Aircraft.........................................      583       727         797
                                                           -------    ------     -------
        Total............................................  $ 2,627    $3,006     $ 3,169
                                                            ======    ======      ======
        Operating Earnings...............................  $ 372.2    $369.2     $ 327.9
                                                            ======    ======      ======

     Space Systems. The Company is a world leader in spacecraft and rocket propulsion systems. Its space systems businesses built and perform support, maintenance and modification work for the Space Shuttle orbiters, their main engines and the Shuttle flight program. They also design the power system for the space station, build propulsion systems for Atlas and Delta expendable launch vehicles, and develop advanced technologies for national defense and space programs such as the National Aero-Space Plane (NASP), for which the Company also manages the program office. The Company is one of NASA's largest contractors in terms of dollar volume.

     Aircraft. The Company's aircraft operations design, build and modify military aircraft and supply metal and composite military and commercial aerostructures. Current activities include support and modification of the B-1B Lancer bomber, advanced technology programs including the NASP and X-31 experimental aircraft, and aerostructures for Boeing 737, 747 and 777 aircraft. Rockwell is also competing for the Joint Primary Aircraft Training System.

Automotive

     The sales and operating earnings of the businesses that comprise the Company's Automotive business segment for the three years ended September 30, 1994 were as follows:

                                                            1994       1993       1992
                                                           -------    -------    -------
                                                                   (IN MILLIONS)
        Sales:
        Heavy Vehicle Systems............................  $ 1,744    $ 1,455    $ 1,373
        Light Vehicle Systems............................    1,082      1,081      1,060
                                                           -------    -------    -------
        Total............................................  $ 2,826    $ 2,536    $ 2,433
                                                            ======     ======     ======
        Operating Earnings...............................  $ 130.8    $ 126.1    $  96.0
                                                            ======     ======     ======

     Heavy Vehicle Systems. Automotive's heavy vehicle systems business is among the world's leading independent producers of components for heavy- and medium-duty trucks, buses, trailers and heavy-duty off-highway vehicles. Rockwell is the leading supplier of heavy truck and trailer axles, brakes and anti-lock braking systems in North America and completes its drivetrain product offering with clutch and transmission products. The North American heavy-duty truck market continued the recovery begun in fiscal 1993 after a multi-year depression. North American factory sales totaled a record 215,000 units, compared with 180,000 the previous year. Sales of medium-duty trucks, used primarily for short hauls and local delivery, were 125,000 units, up from 109,300 in fiscal 1993. Trailer sales rose to a record 255,000 units, up from 197,000 in the prior year.

     Light Vehicle Systems. The Company's light vehicle systems business is a leading supplier of sunroof, door, access control, seat adjuster and suspension components and systems, electronics and wheels to the world's passenger car and light truck industries. In the face of continuing customer pressure for reduced cost, the Company is emphasizing product enhancements which provide added value and concentrating its resources on the systems and electronics product lines. For example, Rockwell is moving from providing just individual components toward more comprehensive systems with various power and electronic options. In addition, the Company sold its automotive plastics business during fiscal 1994. The Company also continues building relationships and joint ventures which respond to customer needs for suppliers who provide global design, engineering, manufacturing and service support. North American passenger car sales were up strongly in fiscal 1994 over the prior year, and those in Europe increased modestly.

Graphic Systems

     The sales and operating earnings (adjusted as noted on page 15) of the Company's Graphic Systems business segment for the three fiscal years ended September 30, 1994 were as follows:

                                                            1994       1993       1992
                                                           -------    -------    -------
                                                                  (IN MILLIONS)
        Sales............................................    $ 655      $ 632      $ 688
                                                             -----      -----      -----
                                                             -----      -----      -----
        Operating Earnings...............................    $31.2      $14.8      $21.5
                                                             -----      -----      -----
                                                             -----      -----      -----

     Graphic Systems is the world's leading supplier of web offset presses for newspaper and commercial printing. Three out of four U.S. daily newspapers and many prestigious newspapers in 100 other countries are printed on Rockwell presses. The Company's commercial presses are used to produce advertising inserts, catalogs, magazines and books. Over the past several years, when the markets worldwide for the Company's graphic systems products suffered their worst recession in 50 years, Graphic Systems substantially lowered its cost structure and downsized its manufacturing capacity to reflect market realities. Key research and development programs were sustained through that recession, however, resulting in new products that positioned Graphic Systems to meet the changing performance needs of its customers.

COMPETITIVE POSTURE

     The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises comparable in scope and resources to the Company to smaller companies specializing in particular products. Factors which affect the Company's competitive posture are its research and development efforts, the quality of its products and services and its marketing and pricing strategies. For the United States Government's fiscal year ended September 30, 1993 (the latest year for which data have been published), the Company was awarded the largest dollar volume of NASA's prime contracts and the 16th largest dollar volume of prime contracts for the Defense Department.

     The products of the Company's Electronics and Graphic Systems business segments are sold by their own sales forces and through distributors and agents. The Company's automotive components primarily are sold directly to original equipment manufacturers, some of which also are competitors in that they produce for their own use many of the products manufactured by the Company. Management believes that the Company is one of the largest independent manufacturers of automotive components and parts in North America and the world's largest manufacturer of web offset printing presses.

GOVERNMENT CONTRACTING RISKS

     In addition to normal business risks, companies engaged in supplying military and space equipment to the United States Government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, constant necessity for design improvements, intense competition for available United States Government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of United States Government contracts, particularly development contracts, and generally result in adjustments of contract prices. Additional information on the

Company's pending claims for termination costs and certain contractual disputes is contained under the caption RESULTS OF OPERATIONS, Government Contracts in the MD&A on page 19 hereof.

     Moreover, various claims (whether based on United States Government or Company audits and investigations or otherwise) have been or may be instituted or asserted against the Company related to its United States Government contract work, including claims based on business practices and cost classifications. Although such claims are usually resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, the cancellation of or suspension of payments under one or more United States Government contracts, suspension or debarment proceedings affecting potential further business with the United States Government, or alteration of the Company's procedures relating to the performance or obtaining of United States Government contracts. Management of the Company believes there are no claims, audits or investigations currently pending which will have a material adverse effect on either the Company's business or its financial condition.

ACQUISITIONS AND DISPOSITIONS

     The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any of them should be modified, sold or otherwise discontinued. The Company purchased and sold the assets or stock of several businesses during fiscal 1994.

     In December 1994 the Company acquired approximately 62% of the outstanding common stock on a fully-diluted basis (constituting approximately 88% of the outstanding voting common stock) of Reliance Electric Company (Reliance), a major manufacturer of industrial products and telecommunications equipment with annual sales of $1.7 billion. Pursuant to a merger agreement between the Company and Reliance, the Company intends to effect in early 1995 a merger in which Reliance will become a wholly-owned subsidiary of the Company. The aggregate purchase price for Reliance will be approximately $1.6 billion. The Company intends to divest Reliance's telecommunications business, which has annual sales of approximately $440 million. Certain financial information regarding Reliance and certain unaudited pro forma financial information in respect of the Company and Reliance is included in the Company's Current Report on Form 8-K dated and filed December 21, 1994.

GEOGRAPHIC INFORMATION

     The Company conducts operations in the United States and in 35 foreign countries. Selected financial information by major geographic area for the three years ended September 30, 1994 is contained in Note 22 of the NOTES TO FINANCIAL STATEMENTS on page 32 hereof.

     The Company's principal markets outside the United States are in Australia, Brazil, Canada, France, Germany, Italy, Japan, the Netherlands, Spain and the United Kingdom. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, the political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

RESEARCH AND DEVELOPMENT

     Information with respect to research and development efforts of the Company, which are conducted principally under United States Government contracts, is contained in Note 16 of the NOTES TO FINANCIAL STATEMENTS on page 28 hereof. The Company's Science Center conducts a basic research program to support the strategies of the operating businesses.

     At September 30, 1994, the Company employed approximately 14,200 professional engineers and scientists and 3,400 supporting technical personnel, most of whom are engaged in a wide variety of activities on United States Government contracts and subcontracts.

EMPLOYEES

     At September 30, 1994, the Company had 71,891 employees, of whom 18,913 were employed outside the United States.

RAW MATERIALS AND SUPPLIES

     Raw materials essential to the conduct of all the Company's business segments generally are available at competitive prices. Many items of equipment and components used in the production of the Company's products in all the Company's business segments are purchased from others. In addition, the Company's Aerospace business segment and the Defense Electronics and Avionics businesses in the Electronics business segment generally subcontract major portions of systems. Although the Company has a broad base of suppliers and subcontractors, it is dependent upon the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules.

ENVIRONMENTAL PROTECTION REQUIREMENTS

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption RESULTS OF OPERATIONS, Environmental Issues in the MD&A, on pages 18-19 hereof. See also
Item 3, LEGAL PROCEEDINGS, on pages 8-9 hereof.

PATENTS, LICENSES AND TRADEMARKS

     Numerous patents and patent applications are owned by the Company and utilized in its activities and manufacturing operations. It also is licensed under patents owned by others. Various claims of patent infringement have been made against the Company. Management believes that none of these claims will have a material adverse effect on the consolidated financial statements of the Company. While in the aggregate the Company's patents and licenses are considered important in the operation of its business, management does not consider them of such importance that loss or termination of any one of them would materially affect the Company's business.

     The Company's name, its registered trademarks "Rockwell" and "Rockwell International" and its symbol are important to all of its business segments. In addition, the Company owns a large number of other important trademarks applicable to only certain of its products, such as "Collins" for navigation and communication equipment, "Allen-Bradley" and "A-B" for electronic controls and systems for industrial automation and "Goss" for printing presses.

SEASONALITY

     None of the Company's business segments is seasonal.

ITEM 2.  PROPERTIES.

     At September 30, 1994, the Company operated 168 plants and research and development facilities throughout the United States and in Europe, Brazil, Venezuela, Canada, Mexico, Australia and the Far East. It also had approximately 300 sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 43.6 million square feet. Of this floor space, approximately 71% was owned by the Company and approximately 23% was leased, with the balance being made available under facilities contracts for use in the performance of United States Government contracts. At September 30, 1994,
3.1 million square feet of this floor space (including 2.6 million square feet in Company-owned facilities) were not in use, with 68% of this unused space being in facilities previously used under United States Government contracts. There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 1994 is as follows:

                                                      COMPANY-                    GOVERNMENT-
                                                       OWNED         LEASED        FURNISHED
               LOCATION AND SEGMENTS                  FACILITIES   FACILITIES     FACILITIES      TOTAL
- ----------------------------------------------------  --------     ----------     -----------     -----
                                                                 (IN MILLIONS OF SQUARE FEET)
United States:
  Electronics.......................................     9.9           3.7                        13.6
  Aerospace.........................................     6.4           2.7            2.9         12.0
  Automotive........................................     4.3           0.2                         4.5
  Graphic Systems...................................     1.2           0.3                         1.5
Europe:
  Electronics.......................................     0.3           1.3                         1.6
  Automotive........................................     3.7           0.3                         4.0
  Graphic Systems...................................     0.9                                       0.9
South America:
  Electronics.......................................                   0.1                         0.1
  Automotive........................................     2.0                                       2.0
Canada and other areas:
  Electronics.......................................     0.3           0.7                         1.0
  Automotive........................................     0.9           0.1                         1.0
  Graphic Systems...................................     0.1                                       0.1
Corporate Offices (including centralized computing
  and certain research and development
  facilities).......................................     0.8           0.5                         1.3
                                                      --------         ---            ---         -----
          Total.....................................    30.8           9.9            2.9         43.6
                                                      =======      =======        =========       ====

ITEM 3.  LEGAL PROCEEDINGS.

     Rocky Flats Plant. On January 30, 1990, two civil actions were brought in the United States District Court for the District of Colorado against the Company and another former operator of the Rocky Flats Plant (the Plant), Golden, Colorado, operated from 1975 through December 31, 1989 by the Company for the Department of Energy (DOE). Both actions allege the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. One action, brought by residents and owners of property near the Plant, on their own behalf and purportedly on behalf of two classes, seeks compensatory damages of $250 million for diminution in value of real estate and other economic loss; the creation of a fund of $150 million to finance medical monitoring and surveillance services; exemplary damages of $300 million; CERCLA response costs in an undetermined amount; attorneys' fees; an injunction; and other proper relief. On February 13, 1991, the Court granted certain of the motions of the defendants to dismiss the residents' case. The plaintiffs subsequently filed a new complaint, and on November 26, 1991, the Court granted in part a renewed motion to dismiss. The remaining portion of the residents' case is pending before the Court. On October 8, 1993, the Court certified separate medical monitoring and property value classes. The case is currently in discovery, and trial has been set for February 12, 1996.

     In the second action, five present or former employees of the Plant and labor organizations representing a few of the Plant's employees, on their own behalf and purportedly on behalf of two classes of present and former employees of the Plant, sought the creation of a fund to finance reasonable medical monitoring and surveillance services, unspecified compensatory and exemplary damages and other proper relief. On March 28, 1991, the Court dismissed the employees' case. On October 26, 1993, the United States Court of Appeals for the Tenth Circuit affirmed the judgment of the District Court. The Court denied the plaintiffs' petition for rehearing and suggestion for rehearing en banc on December 20, 1993, and the plaintiffs did not file a petition for certiorari to the United States Supreme Court. Accordingly, the dismissal of the employees' case is now final.

     On November 13, 1990, the Company was served with a summons and complaint in another civil action, which the Company believes is totally without merit, brought against the Company in the same Court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment, seeking reinstatement with back pay and other unspecified damages. On August 8, 1991, the Court dismissed the personal cause of action. On February 2, 1994, the Court denied Rockwell's motion to dismiss the complaint for lack of subject matter jurisdiction, and discovery is proceeding.

     The Company believes that it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with each of these civil actions, and the Company has been reimbursed for all such costs incurred to date.

     Hanford Nuclear Reservation. On August 6, 1990 and August 9, 1990, civil actions were filed in the United States District Court for the Eastern District of Washington against the Company and the present and other former operators of the DOE's Hanford Nuclear Reservation (Hanford), Hanford, Washington. The Company operated part of Hanford for the DOE from 1977 through June 1987. Both actions purport to be brought on behalf of various classes of persons and numerous individual plaintiffs who resided, worked, owned or leased real property, or operated businesses, at or near Hanford or downwind or downriver from Hanford, at any time since 1944. The actions allege the improper handling and disposal of radioactive and other hazardous substances, in violation of federal and state environmental, health and safety laws and regulations, and assert various statutory and common law claims, including claims for negligence, strict liability, trespass, nuisance, infliction of emotional distress, civil conspiracy and misrepresentation and concealment of the alleged hazards generated at Hanford. The relief sought includes unspecified compensatory and punitive damages for personal injuries and for economic losses, including lost income and diminution in value of businesses and property, orders of abatement, creation of a fund to finance monitoring services and scientific studies of adverse health effects, and various injunctive and other equitable relief. These actions and the follow-on claims described below have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. On or about December 7, 1994 the Consolidated Tribes and Bands of the Yakama Indian Nation filed a motion to intervene as a party plaintiff in the consolidated litigation, joining in the allegations and claims made by the other plaintiffs and asserting on behalf of the approximately 8,500 members of the Yakama Indian Nation claims for damage to natural foods, impairment of food gathering rights and impairment of access to ancestral lands.

     Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990, and may continue to be filed from time to time in the future. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of December 21, 1994 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

     Effective October 1, 1994, the DOE assumed control of the defense of certain of the contractor defendants (including the Company) in the In re Hanford Nuclear Reservation Litigation. Beginning on that date, the costs of the Company's defense, which had previously been reimbursed to the Company by the DOE, have been and are being paid directly by the DOE. The Company believes it is entitled under applicable law and its contracts with the DOE to be indemnified for all costs and any liability associated with these actions.

     Other. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, employment, and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the 1994 fiscal year.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 30, 1994 are as follows:

         NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT         AGE
    -----------------------------------------------------------------------------    ---
    DONALD R. BEALL--Chairman of the Board and Chief Executive Officer of
      Rockwell...................................................................    56
    W. MICHAEL BARNES--Senior Vice President, Finance & Planning and Chief
      Financial Officer of Rockwell since July 1991; Vice President, Business
      Development and Planning of Rockwell prior thereto.........................    52
    KENT M. BLACK--Executive Vice President and Chief Operating Officer of
      Rockwell...................................................................    55
    WILLIAM J. CALISE, JR.--Senior Vice President, General Counsel and Secretary
      of Rockwell since November 1994; senior partner of Chadbourne & Parke (law
      firm) prior thereto........................................................    56
    ROBERT L. CATTOI--Senior Vice President and Technical Adviser to the Office
      of the Chairman of Rockwell since March 1994; Senior Vice President,
      Research and Engineering of Rockwell from November 1993 to March 1994 and prior to June 1991; Senior Vice President, Research, Engineering &
      Manufacturing Processes of Rockwell from June 1991 through October 1993....    68
    LEE H. CRAMER--Vice President and Treasurer of Rockwell......................    49
    DON H. DAVIS, JR.--Executive Vice President and Chief Operating Officer of
      Rockwell since January 1994; Senior Vice President and President,
      Automation of Rockwell from June 1993 to January 1994; President of
      Allen-Bradley from July 1989 to January 1994...............................    54
    THOMAS L. GUNCKEL, II--Senior Vice President, Research, Engineering and
      Operations of Rockwell since June 1994; Senior Vice President, Research and
      Engineering of Rockwell from March 1994 to June 1994; Vice President and
      General Manager, Autonetics Electronic Systems Division of Rockwell prior
      thereto....................................................................    58
    CHARLES H. HARFF--Senior Vice President and Special Counsel of Rockwell since
      November 1994; Senior Vice President, General Counsel and Secretary of
      Rockwell
      prior thereto..............................................................    65
    SAM F. IACOBELLIS--Executive Vice President and Deputy Chairman for Major
      Programs of Rockwell since June 1993; Executive Vice President and Chief
      Operating Officer of Rockwell prior thereto................................    65
    LAWRENCE J. KOMATZ--Vice President and Controller of Rockwell................    52
    RICHARD R. MAU--Senior Vice President, Communications of Rockwell............    63
    JAMES A. MCDIVITT--Senior Vice President, Government Operations and
      International of Rockwell since November 1990; Senior Vice President,
      Government Operations of Rockwell prior thereto............................    65
    JOHN A. MCLUCKEY--Senior Vice President and President, Defense Systems of
      Rockwell since June 1993; President, Defense Electronics of Rockwell from
      March 1990 through June 1993; President, Autonetics Electronic Systems
      Division of Rockwell prior thereto.........................................    54
    ROBERT H. MURPHY--Senior Vice President, Organization and Human Resources of
      Rockwell...................................................................    56
    WILLIAM A. SANTE, II--General Auditor of Rockwell............................    51

         NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT         AGE
    -----------------------------------------------------------------------------    ---
    JOHN R. STOCKER--Vice President--Law of Rockwell since November 1994; Vice
      President and Associate General Counsel of Rockwell prior thereto..........    53
    CHARLES C. STOOPS, JR.--General Tax Counsel of Rockwell......................    61

     There are no family relationships, as defined, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between him and any person other than the Company. All executive officers are elected annually.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's Common Stock, par value $1 per share, is traded is the New York Stock Exchange. The Company's Common Stock, par value $1 per share, is also traded on the Boston, Chicago, Pacific and Philadelphia Stock Exchanges as well as certain stock exchanges outside the United States as set forth on the cover of this Report. There is no trading market for the Class A Common Stock, par value $1 per share, but a sale may be effected by selling the Common Stock into which Class A Common Stock is convertible. On November 30, 1994, there were 74,660 shareowners of record of the Company's Common Stock and 57,750 shareowners of record of the Company's Class A Common Stock.

     The following table sets forth the high and low trading price of the Company's Common Stock on the New York Stock Exchange--Composite Transactions during each quarter of the Company's fiscal years ended September 30, 1994 and 1993:

                                                        1994                 1993
                                                    ------------         ------------
                     FISCAL QUARTERS                HIGH     LOW         HIGH     LOW
        ------------------------------------------  ----     ---         ----     ---
        First.....................................  38 1/2   33          29 3/8   25
        Second....................................  44 1/8   35 3/8       31      27 7/8
        Third.....................................   41      34 1/2      34 7/8   29 7/8
        Fourth....................................  37 7/8   33 1/2      36 3/4   30 1/2

     During fiscal year 1994 the Company repurchased, through daily open-market purchases, 4.1 million shares of Common Stock. Shares repurchased under the program are to be used for employee stock option and other benefit and compensation plans, conversion of the Company's convertible securities and other corporate purposes.

     The following table sets forth the aggregate quarterly dividends per common share (comprised of the Common Stock and Class A Common Stock) during each of the Company's five fiscal years ended September 30, 1994:

                                                                        DIVIDENDS PER
                                 FISCAL YEAR                            COMMON SHARE
        --------------------------------------------------------------  -------------
        1994..........................................................      $1.02
        1993..........................................................       0.96
        1992..........................................................       0.92
        1991..........................................................       0.86
        1990..........................................................       0.80

ITEM 6. SELECTED FINANCIAL DATA.

        Set forth below is selected financial data for the Company for each of its last five fiscal years:



SELECTED FINANCIAL DATA                     ROCKWELL INTERNATIONAL CORPORATION
           -------------------------------------------------------------------
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         1994        1993        1992        1991         1990
- --------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales of ongoing businesses                           $11,123     $10,840     $10,910     $11,437     $ 11,760
Cost of sales                                           8,675       8,539       8,810       9,189        9,354
Selling, general and administrative expenses            1,412       1,374       1,332       1,371        1,428
Operating earnings of ongoing businesses                1,222       1,108         931       1,131        1,229
Net income                                                634         562         483*        601          624
Earnings per common share
  Primary                                                2.87        2.55        2.16*       2.57         2.56
  Fully diluted                                          2.82        2.51        2.14*       2.54         2.53
Cash dividends                                            225         211         206         202          196
  Per common share                                       1.02         .96         .92         .86          .80
Average common shares outstanding (in millions)           221         220         224         234          244
- --------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT SEPTEMBER 30
Current assets                                        $ 4,928     $ 4,946     $ 4,839     $ 4,823     $  4,775
Current liabilities                                     3,020       2,946       3,112       3,322        3,843
Working capital                                         1,908       2,000       1,727       1,501          932
Ratio of current assets to current liabilities           1.63        1.68        1.55        1.45         1.24
Property - net                                          2,383       2,326       2,375       2,461        2,668
Total assets                                            9,861       9,695       9,731       9,376        9,635
Long-term debt                                            831       1,028       1,035         740          553
Ratio of total debt to shareowners' equity                .30         .40         .43         .24          .32
Shareowners' equity                                     3,356       2,956       2,778       4,224        4,186
  Per common share                                      15.32       13.35       12.58       18.48        17.49
- --------------------------------------------------------------------------------------------------------------
OTHER STATISTICAL DATA
Backlog at September 30                               $10,751     $13,135     $14,564     $16,468     $ 15,487
Payrolls and fringe benefits                            4,189       4,285       4,470       4,786        4,942
Depreciation expense                                      436         432         454         498          500
Capital expenditures                                      568         433         386         484          538
Number of employees at September 30                    71,891      77,028      78,685      87,004      101,923
==============================================================================================================

* EXCLUDES THE ONE-TIME CHARGE RELATED TO THE CHANGE IN ACCOUNTING FOR RETIREMENT MEDICAL BENEFITS (SEE NOTE 1 TO FINANCIAL
STATEMENTS). INCLUDING THE EFFECT OF THIS ACCOUNTING CHANGE THE COMPANY HAD A NET LOSS FOR 1992 OF $1,036 MILLION, OR $4.62 PER
SHARE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Rockwell again achieved solid earnings growth in 1994 and met or exceeded the financial goals the Company's management has set as a key part of its long-term strategy to continuously enhance shareowner value.

     The strength of Rockwell's financial condition provides the Company the liquidity for profitable growth, such as the recent acquisition of Reliance Electric Company, a major manufacturer of industrial products and telecommunications equipment, which will cost $1.6 billion. Management believes the combination of the Company's Allen-Bradley Automation business with Reliance Electric will expand a formidable worldwide industrial automation franchise that will significantly increase shareowner value. The acquisition will increase the Company's total annual sales by $1.2 billion and is expected to have a positive earnings impact in the first full year after the acquisition.

     The Company's 1994 earnings per share increased 13 percent from 1993, the second consecutive year Rockwell has achieved double-digit earnings per share growth. The Company's long-term goal is for average annual earnings per share growth, from the 1992 base, in the low double-digit range.

     In 1994 the Company reached a return on shareowners' equity of 20 percent, which puts it near the top of U.S. businesses. Management's long-term goal is to continue generating return on shareowners' equity in the 18 to 20 percent range.

     Total 1994 year-end debt was $1 billion, down from $1.2 billion a year ago. During the year the Company redeemed its $200 million 7 1/2% notes, which had been payable in 1997. The Company's debt to total capital ratio, debt as a percent of shareowners' equity plus debt, decreased from 29 percent in 1993 to 23 percent in 1994. Management's goal is to maintain a conservative 25 to 35 percent debt to total capital ratio which will provide flexibility to increase debt when opportunities for attractive acquisitions or investments arise.

     With the acquisition of Reliance Electric, the Company's debt to total capital ratio will temporarily increase to about 47 percent. With the strong annual cash flow of Rockwell's businesses and management's intention to sell Reliance's telecommunications segment, management expects the debt to total capital ratio will return to the 25 to 35 percent goal within a short period of time.

     The Company's "free cash flow" before acquisitions of businesses and financing activities was $456 million in 1994 and has totaled $983 million over the past two years. Management's goal is to generate free cash flow of at least $400 million a year.

     Looking ahead to 1995, assuming continued moderate growth in the U.S. and world economies, management believes the Company will again achieve its earnings per share, return on equity, and cash generation goals.

FINANCIAL CONDITION

     The Company's financial condition remained very strong in 1994. Its businesses have consistently generated the cash necessary to fund substantial investments in innovative new products, advanced technologies and manufacturing processes and aggressive global marketing initiatives necessary to meet the Company's long-term growth objectives and to sustain its favorable competitive positions.

     Rockwell is among the top ranked companies in research and development. It invested $595 million in Company funded research and development in 1994. In addition, the Company spent $1 billion in research and development under contracts sponsored primarily by the U.S. Government. Company funded research and development in 1994 was 5.3 percent of sales, but was nearly 7 percent in the high-growth and very profitable Automation and Telecommunications businesses.

     Capital expenditures rose to $568 million in 1994 compared to $433 million in 1993. Substantially all of 1994's capital expenditures were for new facilities and equipment to support growth initiatives, to lower product cost and to improve product quality. Approximately 50 percent of the Company's 1994 capital expenditures were spent by the Automation and Telecommunications businesses. In 1995, capital spending is planned to approximate the same level as 1994.

     Another important use of the Company's cash is payment of dividends and stock repurchases. In 1994 cash dividend payments totaled a record $225 million, or 36 percent of net income. The Company also resumed its common stock repurchase program in the first quarter of 1994 after being out of the market in most of 1993. Since the Company started this program in 1984, it has purchased a total of 110 million shares of common stock at an average price of $22.57 per share.

     To provide financing for the acquisition of Reliance Electric as well as normal working capital requirements, the Company in November 1994 replaced its existing $.6 billion lines of credit with two new credit agreements with various banks. The credit facilities total $1.5 billion and $1 billion with terms of five years and one year, respectively, and may be used to support commercial paper borrowings as well as for bank borrowings. The Company has obtained approximately $975 million of the funds required for the acquisition of Reliance Electric from private placements of the Company's commercial paper notes with financial institutions.

     At September 30, 1994 the Company's long-term debt was rated AA/Aa3 by the rating agencies and its commercial paper had the highest possible rating. Following the Company's execution of its merger agreement with Reliance Electric, Standard & Poor's changed the Company's long-term debt rating from AA to AA- while Moody's and Duff & Phelps reaffirmed their ratings of Aa3 and AA, respectively.

RESULTS OF OPERATIONS

Sales and Earnings by Business Segment

                                                            YEARS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------
                                                1994       1993       1992       1991       1990
                                               -------    -------    -------    -------    -------
                                                                  (IN MILLIONS)
SALES
  Electronics
     Automation.............................   $ 2,085    $ 1,716    $ 1,471    $ 1,387    $ 1,418
     Avionics...............................     1,233      1,192      1,322      1,368      1,363
     Telecommunications.....................       699        545        449        413        384
     Defense Electronics....................       998      1,213      1,378      1,477      1,342
                                               -------    -------    -------    -------    -------
       Total................................     5,015      4,666      4,620      4,645      4,507
                                               -------    -------    -------    -------    -------
  Aerospace
     Space Systems..........................     2,044      2,279      2,372      2,644      2,895
     Aircraft...............................       583        727        797        891        886
                                               -------    -------    -------    -------    -------
       Total................................     2,627      3,006      3,169      3,535      3,781
                                               -------    -------    -------    -------    -------
  Automotive
     Heavy Vehicle Systems..................     1,744      1,455      1,373      1,363      1,547
     Light Vehicle Systems..................     1,082      1,081      1,060    932....        958
                                               -------    -------    -------    -------    -------
       Total................................     2,826      2,536      2,433      2,295      2,505
                                               -------    -------    -------    -------    -------
  Graphic Systems...........................       655        632        688        962        967
                                               -------    -------    -------    -------    -------
Sale of ongoing businesses..................    11,123     10,840     10,910     11,437     11,760
Divested businesses.........................                                        490        619
                                               -------    -------    -------    -------    -------
       Total................................   $11,123    $10,840    $10,910    $11,927    $12,379
                                               =======    =======    =======    =======    =======
OPERATING EARNINGS
  Electronics...............................   $ 688.0    $ 598.1    $ 485.4    $ 547.7    $ 534.1
  Aerospace.................................     372.2      369.2      327.9      408.9      446.9
  Automotive................................     130.8      126.1       96.0       53.0      129.7
  Graphic Systems...........................      31.2       14.8       21.5      121.0      118.6
                                               -------    -------    -------    -------    -------
Operating Earnings of ongoing businesses....   1,222.2    1,108.2      930.8    1,130.6    1,229.3
Divested businesses.........................                            30.0      384.7       53.7
Restructuring of businesses.................                                     (271.5)
General corporate--net......................    (104.3)    (100.0)     (75.0)     (85.2)     (86.7)
Interest expense............................     (96.6)    (104.1)    (107.4)    (135.1)    (144.3)
Provision for income taxes..................    (387.2)    (342.2)    (295.4)    (423.0)    (427.7)
                                               -------    -------    -------    -------    -------
       Total................................   $ 634.1    $ 561.9    $ 483.0    $ 600.5    $ 624.3
                                               =======    =======    =======    =======    =======

- ---------
Earnings of the Graphic Systems segment have been adjusted to include interest income related to customer financing receivables as follows (in millions): 1994, $11; 1993, $18.5; 1992, $16.8; 1991, $15.8; and 1990, $19.1. Total earnings for
1992 exclude the one-time charge related to the change in accounting for retirement medical benefits (see Note 1 to Financial Statements). Divested businesses include the sales, operating earnings and gains on sales of significant businesses and product lines sold by the company (see Note 22 to Financial Statements). Restructuring of businesses relates to the business segments as follows (in millions): Automotive, $194.5; Graphic Systems, $49.6; Electronics, $17.9; and General corporate--net, $9.5.

1994 Compared to 1993

     Sales in 1994 increased three percent from 1993, even though 1994 sales by the Aerospace and Defense Electronics businesses declined 14 percent from a year ago due to the continuing reduction in government spending in defense and space programs.

     All of the Company's commercial businesses achieved higher sales in 1994 led by significant increases in Automation, Telecommunications and Heavy Vehicle Systems. Automation sales increased 22 percent and Telecommunications sales increased 28 percent due to strong markets and new product driven increased market shares. Sales of Heavy Vehicle Systems increased 20 percent reflecting the strong North American truck markets.

     In 1994 sales to U.S. commercial and international customers were 65 percent of the Company's total sales, up from 61 percent in 1993. Sales to the U.S. Department of Defense declined to 20 percent of total sales from 23 percent in 1993, while sales to NASA were 15 percent compared to 16 percent in 1993. Rockwell's 1994 international sales totaled $3.5 billion, the highest in the Company's history.

     Net income for 1994 increased 13 percent over 1993. Earnings increases were recorded by all four of the Company's business segments and, within the segments, seven of the nine business units. Only Avionics and Aircraft had lower earnings.

     Electronics. 1994 earnings increased 15 percent from 1993 due to the record sales and earnings performance of the Automation and Telecommunications businesses, as well as higher earnings by Defense Electronics resulting from excellent performance and cost containment programs. Although the general aviation and government avionics product lines had increased sales and earnings in 1994, total Avionics earnings were below 1993 due to weak air transport markets and investments in new product development to address the growing land transportation electronics market.

     Automation had an outstanding year with strong demand for Allen-Bradley products in all of its primary markets worldwide. For the year, Automation's incoming orders averaged $8.8 million per day, up 21 percent from 1993 and international sales surpassed 30 percent of total sales for the first time.

     During the year, Telecommunications experienced strong demand for its data modems, principally in the fast growing personal computer market. The business shipped over 15 million data modems in 1994 compared to approximately 9 million in 1993, and shipped 8 million facsimile machine modems compared to 6 million in 1993. In September the business launched its next generation very high-speed data modems which will be ramped up to full production by the end of the first half of fiscal 1995.

     Aerospace. 1994 earnings were slightly ahead of last year even though sales declined due to the continuing reduction in government spending on defense and space programs. Higher earnings of the Space Systems business, primarily due to favorable contract performance and continuing cost reduction programs, more than offset lower volume-related earnings by the Aircraft business.

     Automotive. Both the Heavy Vehicle Systems and Light Vehicle Systems businesses had small earnings increases in 1994 as compared to 1993. Significant 1994 gains in Heavy Vehicle Systems earnings attributable to the strong North American truck markets were largely offset by higher product warranty provisions. The product warranty provisions include higher than anticipated costs related to the business' extended warranty program as well as a charge to recognize the cost of inspections and potential field modifications of certain transmission products.

     In Light Vehicle Systems, higher 1994 earnings from increased North American sales and a gain on the sale of its plastics business more than offset the effect of weak international markets and investments in automotive electronics.

     Graphic Systems. Earnings in 1994 more than doubled from 1993 due to improved profitability in all its product lines. Over the past several years this business has substantially lowered its cost structure and downsized its manufacturing capacity to reflect market realities.

1993 Compared to 1992

     Sales for 1993 were slightly below 1992. Sales of Aerospace and Defense Electronics were down due to the decline in government spending on defense and space programs. Graphic Systems and Avionics sales were also down due to depressed markets for printing presses and commercial aircraft, respectively.

     Sales increases in 1993 were recorded by Automation and Telecommunications due to strengthening markets and increased market shares, and by Automotive, due to strong North American truck markets.

     In 1993 three of the Company's four business segments--Electronics, Aerospace and Automotive--recorded double-digit earnings increases over 1992.

     Electronics. Earnings in 1993 were up 23 percent from 1992, reflecting substantial earnings improvements by Automation and Telecommunications due to increased sales. Defense Electronics earnings were also up slightly for the year while Avionics earnings were down modestly, both excellent performances considering sales for these businesses were down due to adverse market conditions. In Avionics, lower earnings resulting from the depressed commercial airline market were offset to a large extent by improved performance in the general aviation and government avionics product lines.

     Aerospace. 1993 earnings were up 13 percent, even though lower government spending reduced sales. Both the Space Systems and Aircraft businesses reported higher earnings primarily due to cost containment initiatives, including significantly lowered health care costs. Earnings of Aircraft also were up due to improved performance.

     Automotive. 1993 earnings increased 31 percent due to strengthening North American truck markets, the benefits of restructuring actions and cost containment programs.

     Graphic Systems. 1993 earnings were down substantially from 1992 primarily due to a 26 percent decrease in newspaper printing press sales.

Income Taxes

     The Company's consolidated effective income tax rate in 1994 was 37.9% compared to 37.8% in 1993. In 1993 the tax rate was reduced by a one-time adjustment of the Company's deferred income tax asset accounts to reflect the increase in the 1993 U.S. statutory income tax rate. In 1994 the Company's tax rate was reduced by lower foreign income taxes, primarily due to tax strategy initiatives, including the consolidation of certain foreign subsidiaries. Management expects that the Company's 1995 tax rate will continue to benefit from these initiatives and will approximate the 1994 rate.

     At September 30, 1994, the Company had unrecognized tax benefits from foreign net operating loss and foreign tax credit carryforwards of approximately $90 million. These benefits are available, over the next several years, to reduce future income taxes.

     In 1993 the Company filed a research and experimentation tax credit refund claim for the years 1981 through 1991. In 1994 a small portion of the claim was favorably resolved and the remaining portion, approximately $90 million including interest, related to fixed-price government contracts was disallowed. The Company has appealed this decision to the Internal Revenue Service Appeals Office.

Pensions

     In 1994, the Company merged its 33 qualified defined benefit pension plans in the United States into one pension plan. Combining these pension plans did not change the pension benefits of the Company's employees or retirees, but it does strengthen the overall funding status of the plans and reduces administrative costs. At September 30, 1994, the Company's pension plans are overfunded by more than $1 billion based on actual benefits earned to date and by $614 million after considering the effect of projected compensation increases on benefits earned.

     The Company has reported net pension income since adopting the pension accounting standard in 1987, primarily due to the requirement to recognize the initial net asset (pension assets in excess of pension liabilities at date of adoption) over the average remaining service life of active employees. The Company is recognizing its initial net asset of $1.7 billion over a 13 year amortization period (see Note 18 to Financial Statements). The yearly amortization benefit of this initial net asset is largely related to the Company's Aerospace and Defense Electronics businesses.

Health Care

     In response to escalating medical costs, Rockwell has made amendments during the past three years to its medical benefit plans that are designed to limit the growth in the Company's future cost, while still providing access to quality care for employees and retirees. The Company's medical payments for active and retired employees totaled $455 million in 1992, but have decreased to $433 million in 1994. This decrease reflects the effect of plan amendments as well as lower active employee headcounts. On a per capita basis the Company's total medical payments have remained constant over the past three years, clearly indicating the Company is containing the growth in health care costs.

     The initial retirement medical benefit liability of $2.5 billion recorded by the Company in 1992, upon adoption of the accounting standard on retirement medical benefits, has been reduced by over $400 million as a result of plan amendments. This reduction is being amortized into income over 3 to 12 years in accordance with the standard's requirements and has resulted in reduced retirement medical expense (see Note 17 to Financial Statements). The yearly amortization of the retirement medical benefit liability reduction is largely related to the Company's Aerospace and Defense Electronics businesses.

Environmental Issues

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have had and will continue to have an impact on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial statements.

     It is difficult to estimate the timing and ultimate amount of environmental costs to be incurred in the future due to uncertainties about the status of the law, regulations, technology and information related to individual sites. Nevertheless, to assess the materiality for financial statement disclosure purposes, management estimates the total reasonably possible remediation costs that could be incurred by the Company. In the determination of such estimates consideration is given to the professional judgment of the Company's environmental engineers, in consultation with outside environmental specialists when necessary, and counsel, as well as assessments as to the likelihood that other companies which have been designated potentially responsible parties
(PRPs) have the financial resources and commitment to fulfill their obligations at Superfund sites where they and the Company may be jointly and severally liable. For certain sites only a range of reasonably possible costs can be estimated. In these cases, the top end of the range is included in management's estimate of total reasonably possible costs; however, in the determination of accruals the low end of the range is accrued as prescribed by generally accepted accounting principles.

     The Company records accruals for environmental issues in the accounting period in which the Company's responsibility is established and the cost can be reasonably estimated. The Company records receivables for expected recoveries from third parties only when it is probable that such parties will fulfill their obligation to pay and have the financial resources to do so.

     The Company has been designated as a PRP at 35 Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1994 to be about $55 million, of which $31 million has been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state or local environmental protection requirements or seeking remediation of alleged environmental impairments. For these matters management has estimated the total reasonably possible costs the Company could incur at September 30, 1994 to be about $75 million, of which $48 million has been accrued.

     Based on its assessment, management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

Government Contracts

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

     As a result of contract funding constraints and reprioritization of defense programs, the U.S. Government has terminated for its convenience several of the Company's contracts. The Company has filed claims for termination costs it believes are reimbursable under the contract terms. At September 30, 1994, such outstanding termination claims aggregated approximately $150 million, net of $53 million collected through progress payments. In addition, the Company has submitted claims aggregating $224 million, which will be increased in 1995 when it files an amended claim, with respect to contractual disputes on its AC-130U Gunship full-scale development and production contracts.

     The Company's financial statements have been prepared on the basis of reasonable estimates, supported by the opinion of outside legal counsel, of the revenue expected to be recovered from these claims. At September 30, 1994, receivables include $201 million relating to these claims, a major portion of which relates to the AC-130U Gunship claim. While management cannot reasonably estimate the length of time that will be required to resolve its claims or whether they will be resolved through negotiation or litigation, it believes their resolution will not have a material adverse effect on the Company's financial statements.

Other Matters

     The January 1994 Southern California earthquake caused more than $70 million in damage to the Company's facilities, principally at Rocketdyne. Almost all these costs are being reimbursed through insurance or as allowable costs on government contracts. The Company's world headquarters, a major research and development center and a number of the administrative and manufacturing facilities of the Aerospace, Defense Electronics and Telecommunications businesses are located near major earthquake faults in Southern California. While there is a risk of significant losses in the event of future major earthquakes, management believes it is unlikely such events, considering insurance and entitlement to cost recovery under government contracts, would have a material effect on the Company's financial condition.

Backlog

     The Company's 1994 year-end backlog was $10.8 billion compared to last year's $13.1 billion. The decline in 1994 backlog is attributable to the reduction in government spending in defense and space programs. This year's backlog includes $4 billion of commercial orders, $2 billion of funded government orders and $4.8 billion of unfunded government orders.

     Funded government orders include amounts that have been appropriated by Congress and allotted under contracts by the procuring government agency. Typically only a portion of the price of a large government contract is funded at the time work commences. For the unfunded portion of government orders, there is no assurance that congressional appropriations or agency allotments requisite for funding will be forthcoming. All government contracts, whether funded or unfunded, can be curtailed or terminated at the convenience of the government.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


STATEMENT OF CONSOLIDATED INCOME            ROCKWELL INTERNATIONAL CORPORATION

            ------------------------------------------------------------------
            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)





YEARS ENDED SEPTEMBER 30                                              1994            1993           1992
- ---------------------------------------------------------------------------------------------------------
REVENUES            Sales                                        $11,123.3       $10,840.0      $10,909.7
                    Other income                                      81.4            80.9          117.4
                    -------------------------------------------------------------------------------------
                    Total revenues                                11,204.7        10,920.9       11,027.1
- ---------------------------------------------------------------------------------------------------------
COSTS AND           Cost of sales                                  8,675.2         8,538.5        8,809.5
EXPENSES            Selling, general and administrative            1,411.6         1,374.2        1,331.8
                    Interest                                          96.6           104.1          107.4
                    -------------------------------------------------------------------------------------
                    Total costs and expenses                      10,183.4        10,016.8       10,248.7
                    -------------------------------------------------------------------------------------
                    Income before income taxes                     1,021.3           904.1          778.4
                    Provision for income taxes                       387.2           342.2          295.4
- ---------------------------------------------------------------------------------------------------------
INCOME BEFORE CHANGE
IN ACCOUNTING                                                        634.1           561.9          483.0
- ---------------------------------------------------------------------------------------------------------
                    Cumulative effect of change in accounting for
                      retirement medical benefits                                                (1,519.0)
- ---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                $   634.1       $   561.9      $(1,036.0)
=========================================================================================================
EARNING PER         Primary:
COMMON SHARE          Before change in accounting                    $2.87           $2.55         $ 2.16
                      Cumulative effect of change in accounting
                        for retirement medical benefits                                             (6.78)
                    -------------------------------------------------------------------------------------
                    Net income (loss)                                $2.87           $2.55         $(4.62)
                    =====================================================================================
                    Fully diluted:
                      Before change in accounting                    $2.82           $2.51         $ 2.14
                      Cumulative effect of change in accounting
                        for retirement medical benefits                                             (6.70)
                    -------------------------------------------------------------------------------------
                    Net income (loss)                                $2.82           $2.51         $(4.56)
=========================================================================================================
AVERAGE COMMON      Primary                                          220.5           219.8          223.6
SHARES OUTSTANDING  Fully diluted                                    224.5           224.3          226.1
=========================================================================================================

                    SEE NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET                   ROCKWELL INTERNATIONAL CORPORATION
          ---------------------------------------------------------------------
          (IN MILLIONS)





SEPTEMBER 30                                                                                  1994         1993
- ---------------------------------------------------------------------------------------------------------------
ASSETS               CURRENT ASSETS
                     Cash (includes time deposits and certificates of deposit:
                       1994, $486.8 million; 1993, $588.9 million)                        $  628.3     $  772.8
                     Receivables                                                           2,267.2      2,209.1
                     Inventories                                                           1,532.8      1,430.8
                     Other current assets                                                    499.5        533.7
                     -------------------------------------------------------------------- ---------------------
                     Total current assets                                                  4,927.8      4,946.4
                     ------------------------------------------------------------------------------------------
                     PROPERTY
                     Land                                                                    116.6        104.3
                     Land and leasehold improvements                                         155.3        161.0
                     Buildings                                                             1,378.9      1,383.9
                     Machinery and equipment                                               2,949.7      2,844.8
                     Office and data processing equipment                                  1,224.5      1,265.8
                     Construction in progress                                                335.4        258.3
                     ------------------------------------------------------------------------------------------
                     Total                                                                 6,160.4      6,018.1
                     Less accumulated depreciation                                         3,777.0      3,692.3
                     ------------------------------------------------------------------------------------------
                     Net property                                                          2,383.4      2,325.8
                     ------------------------------------------------------------------------------------------
                     INTANGIBLE ASSETS                                                       777.0        777.1
                     ------------------------------------------------------------------------------------------
                     OTHER ASSETS                                                          1,772.6      1,645.5
                     ------------------------------------------------------------------------------------------
                     TOTAL                                                                $9,860.8     $9,694.8
                     ==========================================================================================

- ---------------------------------------------------------------------------------------------------------------
LIABILITIES AND      CURRENT LIABILITIES
SHAREOWNERS'         Short-term debt                                                      $  160.2     $  166.4
EQUITY               Accounts payable - trade                                                976.9        859.8
                     Accrued compensation and benefits                                       668.8        710.1
                     Advance payments from customers                                         294.6        362.7
                     Accrued income taxes                                                    137.6         94.1
                     Other current liabilities                                               781.7        752.8
                     ------------------------------------------------------------------------------------------
                     Total current liabilities                                             3,019.8      2,945.9
                     ------------------------------------------------------------------------------------------
                     LONG-TERM DEBT                                                          831.0      1,028.2
                     ------------------------------------------------------------------------------------------
                     ACCRUED RETIREMENT BENEFITS                                           2,414.8      2,541.0
                     ------------------------------------------------------------------------------------------
                     OTHER LIABILITIES                                                       239.6        223.7
                     ------------------------------------------------------------------------------------------
                     SHAREOWNERS' EQUITY
                     Preferred stock (liquidation value - $5.9 million)                        1.4          1.5
                     Common Stock (shares issued - 209.5 million)                            209.5        209.5
                     Class A Common Stock (shares issued: 1994, 36.9 million; 1993,
                       41.6 million)                                                          36.9         41.6
                     Additional paid-in capital                                              174.0        164.3
                     Retained earnings                                                     3,762.3      3,471.9
                     Currency translation and pension adjustments                            (97.1)      (196.8)
                     Common Stock in treasury, at cost
                       (shares held: 1994, 27.8 million; 1993, 30.1 million)                (731.4)      (736.0)
                     ------------------------------------------------------------------------------------------
                     Total shareowners' equity                                             3,355.6      2,956.0
                     ------------------------------------------------------------------------------------------
                     TOTAL                                                                $9,860.8     $9,694.8
===============================================================================================================

                     SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED CASH FLOWS         ROCKWELL INTERNATIONAL CORPORATION
           --------------------------------------------------------------------
           (IN MILLIONS)




YEARS ENDED SEPTEMBER 30                                                              1994      1993       1992
- ---------------------------------------------------------------------------------------------------------------
OPERATING            Net income (loss)                                             $ 634.1   $ 561.9  $(1,036.0)
ACTIVITIES           Adjustments to net income (loss) to arrive at cash
                       provided by operating activities:
                         Depreciation                                                436.3     432.1      454.0
                         Amortization of intangible assets                            57.6      58.8      104.1
                         Deferred income taxes                                        43.6      (1.2)     (10.7)
                         Net pension income and contributions                       (123.1)   (120.9)    (149.1)
                         Cumulative effect of change in accounting                                      1,519.0
                         Changes in assets and liabilities, excluding effects
                           of acquisitions, divestitures and foreign
                           currency adjustments:
                             Receivables                                             (28.6)     97.6      243.1
                             Inventories                                             (88.3)     12.4      (24.4)
                             Accounts payable - trade                                 98.9      (4.3)     (82.7)
                             Accrued compensation and benefits                       (43.1)     32.1      (22.5)
                             Advance payments from customers                         (80.9)    (48.5)     (31.7)
                             Income taxes                                             68.0      12.2     (242.4)
                             Other assets and liabilities                            (53.9)   (102.0)     (18.8)
                     ------------------------------------------------------------------------------------------
                     CASH PROVIDED BY OPERATING ACTIVITIES                           920.6     930.2      701.9
- ---------------------------------------------------------------------------------------------------------------
INVESTING            Property additions                                             (567.7)   (433.2)    (386.4)
ACTIVITIES           Acquisition of businesses                                       (19.7)   (117.7)     (23.1)
                     Proceeds from the disposition of:
                       Businesses                                                     73.0                 67.7
                       Property                                                       30.5      29.8       27.4
                     ------------------------------------------------------------------------------------------
                     CASH USED FOR INVESTING ACTIVITIES                             (483.9)   (521.1)    (314.4)
- ---------------------------------------------------------------------------------------------------------------
FINANCING            Decrease in short-term borrowings                               (28.7)    (15.0)    (149.6)
ACTIVITIES           Payments of long-term debt                                     (232.5)    (13.1)     (35.8)
                     Long-term borrowings                                             22.1       2.3      314.3
                     ------------------------------------------------------------------------------------------
                       Net (decrease) increase in debt                              (239.1)    (25.8)     128.9
                     Purchase of treasury stock                                     (154.9)    (64.9)    (230.4)
                     Dividends                                                      (225.2)   (211.4)    (206.1)
                     Reissuance of common stock                                       38.0      63.2       18.9
                     ------------------------------------------------------------------------------------------
                     CASH USED FOR FINANCING ACTIVITIES                             (581.2)   (238.9)    (288.7)
                     ------------------------------------------------------------------------------------------
                     (DECREASE) INCREASE IN CASH                                    (144.5)    170.2       98.8
                     CASH AT BEGINNING OF YEAR                                       772.8     602.6      503.8
                     ------------------------------------------------------------------------------------------
                     CASH AT END OF YEAR                                           $ 628.3   $ 772.8  $   602.6
===============================================================================================================

- ---------------------------------------------------------------------------------------------------------------
FREE CASH FLOW       An internal performance measurement utilized by the company is "free cash flow" which we define to include the
                       following:
                         Cash provided by operating activities                     $ 920.6   $ 930.2  $   701.9
                         Property additions                                         (567.7)   (433.2)    (386.4)
                         Proceeds from the disposition of businesses and property    103.5      29.8       95.1
                      -----------------------------------------------------------------------------------------
                      FREE CASH FLOW                                               $ 456.4   $ 526.8  $   410.6
===============================================================================================================

                      SEE NOTES TO FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED SHAREOWNERS'       ROCKWELL INTERNATIONAL CORPORATION
EQUITY
           --------------------------------------------------------------------
           (IN MILLIONS)





YEARS ENDED SEPTEMBER 30                                                               1994      1993       1992
- ----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK       Beginning balance                                            $    1.5  $    1.7  $     1.7
                      Conversions into common stock                                    (0.1)     (0.2)
                      ------------------------------------------------------------------------------------------
                      Ending balance                                                    1.4       1.5        1.7
- ----------------------------------------------------------------------------------------------------------------
COMMON STOCK          (No shares issued during periods)                               209.5     209.5      209.5
- ----------------------------------------------------------------------------------------------------------------
CLASS A               Beginning balance                                                41.6      46.7       54.4
COMMON STOCK          Conversions into Common Stock                                    (4.9)     (5.8)      (8.0)
                      Other                                                             0.2       0.7        0.3
                      ------------------------------------------------------------------------------------------
                      Ending balance                                                   36.9      41.6       46.7
- ----------------------------------------------------------------------------------------------------------------
ADDITIONAL            Beginning balance                                               164.3     145.2      137.6
PAID-IN CAPITAL       Exercise of stock options and stock appreciation rights           9.7      19.1        7.6
                      ------------------------------------------------------------------------------------------
                      Ending balance                                                  174.0     164.3      145.2
- ----------------------------------------------------------------------------------------------------------------
RETAINED              Beginning balance                                             3,471.9   3,261.0    4,692.1
EARNINGS              Net income (loss)                                               634.1     561.9   (1,036.0)
                      Cash dividends:
                        Common (per share: 1994, $1.02; 1993, $.96; 1992, $.92)      (224.9)   (211.1)    (205.8)
                        Preferred (per share: Series A - $4.75, Series B - $1.35)      (0.3)     (0.3)      (0.3)
                      Treasury stock reissuances                                     (118.5)   (139.6)    (189.0)
                      ------------------------------------------------------------------------------------------
                      Ending balance                                                3,762.3   3,471.9    3,261.0
- ----------------------------------------------------------------------------------------------------------------
CURRENCY              Beginning balance                                              (196.8)    (17.0)     (21.5)
TRANSLATION AND       Currency translation                                             20.2    (114.0)      (4.7)
PENSION ADJUSTMENTS   Pension adjustment                                               79.5     (65.8)       9.2
                      ------------------------------------------------------------------------------------------
                      Ending balance                                                  (97.1)   (196.8)     (17.0)
- ----------------------------------------------------------------------------------------------------------------
TREASURY STOCK        Beginning balance                                              (736.0)   (869.1)    (850.1)
                      Purchases                                                      (154.9)    (64.9)    (230.4)
                      Reissuances, principally Class A Common Stock conversions       159.5     198.0      211.4
                      ------------------------------------------------------------------------------------------
                      Ending balance                                                 (731.4)   (736.0)    (869.1)
                      ------------------------------------------------------------------------------------------
                      TOTAL SHAREOWNERS' EQUITY                                    $3,355.6  $2,956.0  $ 2,778.0
================================================================================================================

                      SEE NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS                 ROCKWELL INTERNATIONAL CORPORATION

1. FINANCIAL STATEMENT PRESENTATION

Significant accounting policies are SET FORTH IN CAPITAL LETTERS as an integral part of the notes to financial statements to which the policies relate.
Certain prior year amounts have been reclassified to conform with current year presentation.

        In 1992, the company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulting in a one-time charge to earnings of $1,519 million, or $6.78 per share, after a deferred tax benefit of $931 million. The company also adopted Statement No. 109, "Accounting for Income Taxes," which did not have a material effect on 1992 income before change in accounting.

2. ACQUISITION OF RELIANCE ELECTRIC COMPANY

On November 21, 1994, the company announced it had entered into a definitive agreement to acquire all shares of common stock of Reliance Electric Company (Reliance), a major manufacturer of industrial products and telecommunications equipment with annual sales of $1.7 billion, at a price of $31 per share of Class A and Class B common stock and an equivalent price ($83.95) for Class C common stock. The offer has a total transaction value of approximately $1.6 billion and is expected to be completed in early 1995. The company will finance this acquisition utilizing its credit agreements (see Note 8). The company has announced its intention to divest Reliance's telecommunications business which has annual sales of approximately $440 million.

3. RECEIVABLES

Receivables are summarized as follows (in millions):

- --------------------------------------------------------
SEPTEMBER 30                             1994       1993
- --------------------------------------------------------
Accounts and notes receivable:
 Commercial, less allowance for
  doubtful accounts (1994, $68.0;
   1993, $47.3)                      $1,364.2   $1,258.2
 United States Government               128.1      149.0
Unbilled costs and accrued profits,
 less related progress payments
 (1994, $387.4; 1993, $550.5)           774.9      801.9
- --------------------------------------------------------
Receivables                          $2,267.2   $2,209.1
========================================================

        Unbilled costs and accrued profits consist principally of revenues recognized on United States Government contracts under the percentage-of-completion (cost-to-cost) method of accounting (see Note 14). Unbilled costs and accrued profits, less related progress payments, are billed in accordance with applicable contract terms. Unbilled costs and accrued profits include $201 million relating to claims subject to negotiation or settlement with customers. These claims include amounts which are not expected to be received within one year.

4. INVENTORIES

Inventories are summarized as follows (in millions):

- --------------------------------------------------------
SEPTEMBER 30                             1994       1993
- --------------------------------------------------------

Finished goods                       $  355.5   $  330.3
Long-term contracts in process          300.0      338.2
Work in process                         619.5      508.7
Raw materials, parts and supplies       472.6      492.4
- --------------------------------------------------------
Total                                 1,747.6    1,669.6

Less allowance to adjust the
 carrying value of certain
 inventories (1994, $556.6; 1993,
 $509.0) to a LIFO basis                 67.8       67.2
- --------------------------------------------------------
Remainder                             1,679.8    1,602.4
Less related progress payments          147.0      171.6
- --------------------------------------------------------
Inventories                          $1,532.8   $1,430.8
========================================================

        INVENTORIES ARE STATED AT THE LOWER OF COST (USING LIFO, FIFO OR AVERAGE METHODS) OR MARKET (DETERMINED ON THE BASIS OF ESTIMATED REALIZABLE VALUES), LESS RELATED PROGRESS PAYMENTS RECEIVED. Pursuant to contract provisions the United States Government has title to, or a security interest in, certain inventories as a result of progress payments.

        Long-term contracts in process consist of inventoried costs principally relating to fixed-price-type contracts with the United States Government. SUCH INVENTORIED COSTS INCLUDE DIRECT COSTS OF MANUFACTURING, ENGINEERING AND TOOLING, AND ALLOCABLE OVERHEAD COSTS INCLUDING GENERAL AND ADMINISTRATIVE EXPENSES ALLOWABLE IN ACCORDANCE WITH UNITED STATES GOVERNMENT CONTRACT COST PRINCIPLES. IN ACCORDANCE WITH INDUSTRY PRACTICE, SUCH INVENTORIED COSTS INCLUDE AMOUNTS WHICH ARE NOT EXPECTED TO BE REALIZED WITHIN ONE YEAR.

        General and administrative expenses related to United States Government contracts incurred and charged to inventoried costs were $478.5 million, $520.1 million and $530.7 million in 1994, 1993 and 1992, respectively. General and administrative expenses remaining in inventoried costs before consideration of progress payments were estimated at $76 million and $68 million at September 30, 1994 and 1993, respectively.

        Inventories do not include any material amounts of unamortized tooling, learning curve and other deferred costs, or claims or other similar items subject to uncertainty concerning their realization.

5. PROPERTY AND DEPRECIATION

PROPERTY IS STATED AT COST. DEPRECIATION OF PROPERTY IS PROVIDED BASED ON ESTIMATED USEFUL LIVES GENERALLY USING ACCELERATED AND STRAIGHT-LINE METHODS. SIGNIFICANT RENEWALS AND BETTERMENTS ARE CAPITALIZED AND REPLACED UNITS ARE WRITTEN OFF. MAINTENANCE AND REPAIRS, AS WELL AS RENEWALS OF MINOR AMOUNT, ARE CHARGED TO EXPENSE. Maintenance and repairs were $229.3 million in 1994, $219.1 million in 1993 and $240.2 million in 1992.

6. INTANGIBLE ASSETS

Intangible assets are summarized as follows (in millions):

- --------------------------------------------------------
SEPTEMBER 30                             1994       1993
- --------------------------------------------------------

Goodwill, less accumulated
 amortization (1994, $174.0;
 1993, $149.2)                         $589.3     $581.5
Patents, product technology and other
 intangibles, less accumulated
 amortization (1994, $348.7;
 1993, $321.2)                          187.7      195.6
- --------------------------------------------------------
Intangible assets                      $777.0     $777.1
========================================================


        GOODWILL REPRESENTS THE EXCESS OF THE COST OF PURCHASED BUSINESSES OVER THE FAIR VALUE OF THEIR NET ASSETS AT DATE OF ACQUISITION AND GENERALLY IS BEING AMORTIZED BY THE STRAIGHT-LINE METHOD OVER PERIODS RANGING FROM 10 TO 40 YEARS.

        PATENTS, PRODUCT TECHNOLOGY AND OTHER INTANGIBLES RELATE PRINCIPALLY TO ALLEN-BRADLEY AND ARE BEING AMORTIZED ON A STRAIGHT-LINE BASIS OVER THEIR ESTIMATED USEFUL LIVES, GENERALLY RANGING FROM 5 TO 20 YEARS.

        Management periodically reviews the realizability of goodwill and other intangible assets based on an evaluation of remaining useful lives, cash flows and profitability projections. Historically, acquired businesses have generated sufficient returns to recover the cost of intangible assets.

7. OTHER ASSETS

Other assets are summarized as follows (in millions):

- --------------------------------------------------------------
SEPTEMBER 30                                   1994       1993
- --------------------------------------------------------------
Prepaid pension costs (see Note 18)        $1,214.6   $1,079.9
Net deferred income taxes (see Note 19)       299.7      324.0
Customer finance receivables                  137.3      150.5
Investments and other assets                  121.0       91.1
- --------------------------------------------------------------
Other assets                               $1,772.6   $1,645.5
==============================================================

        Customer finance receivables are collateralized installment notes held by the company's finance subsidiary.

8. SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):

- --------------------------------------------------------
SEPTEMBER 30                             1994       1993
- --------------------------------------------------------
Short-term bank borrowings,
 principally foreign                   $145.2     $159.0
Current portion of long-term debt        15.0        7.4
- --------------------------------------------------------
Short-term debt                        $160.2     $166.4
========================================================

        At September 30, 1994 the company had $630 million of unsecured lines of credit with various banks. There were no significant commitment fees or compensating balance requirements under the lines of credit which were typically established or renewed for one-year periods. There were no borrowings under the lines of credit at September 30, 1994.

        In November 1994 the company entered into two credit agreements with various banks to provide financing for the acquisition of Reliance Electric Company and to replace the existing lines of credit described above. The facilities total $1.5 billion and $1 billion with terms of five years and one year, respectively. There were no significant commitment fees under these facilities.

        Short-term credit facilities available to foreign subsidiaries amounted to $483 million at September 30, 1994 and consisted of arrangements for which there are no significant commitment fees.

NOTES TO FINANCIAL STATEMENTS                ROCKWELL INTERNATIONAL CORPORATION


9. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows
(in millions):

- --------------------------------------------------------------
SEPTEMBER 30                                   1994       1993
- --------------------------------------------------------------
Accounts payable - other                    $227.0      $191.8
Accrued product warranties                   217.4       165.6
Accrued taxes other than income taxes         81.8        80.7
Other                                        255.5       314.7
- --------------------------------------------------------------
Other current liabilities                   $781.7      $752.8
==============================================================


10. LONG-TERM DEBT

Long-term debt consisted of the following (in millions):

- --------------------------------------------------------------
SEPTEMBER 30                                   1994       1993
- --------------------------------------------------------------
7 1/2% notes, redeemed in March 1994                  $  200.0
8 7/8% notes, payable in 1999              $300.0        300.0
8 3/8% notes, payable in 2001               200.0        200.0
6 3/4% notes, payable in 2002               300.0        300.0
Other obligations, principally foreign       46.0         35.6
- --------------------------------------------------------------
Total                                       846.0      1,035.6
Less current portion                         15.0          7.4
- --------------------------------------------------------------
Long-term debt                             $831.0     $1,028.2
==============================================================


        Interest payments on short- and long-term borrowings were $97.9 million in 1994, $110 million in 1993 and $101.5 million in 1992. At September 30, 1994 aggregate maturities of long-term debt during the five years ending September 30, 1999 were as follows (in millions): 1995, $15; 1996, $13.9; 1997, $5.9;
1998, $4; and 1999, $303.6.

11. FINANCIAL INSTRUMENTS

The company's financial instruments include cash, notes receivable, short- and long-term debt and foreign currency forward exchange contracts. At September 30, 1994, the carrying values of the company's financial instruments approximate their fair values based on current market prices and rates.

        It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on firm and identifiable foreign currency com-mitments entered into in the ordinary course of business. These foreign currency forward exchange contracts are executed with creditworthy banks for terms of generally less than six months and are denominated in currencies of major industrial countries. Outstanding foreign currency forward exchange contracts amounted to $256 million at September 30, 1994. The company does not anticipate any material adverse effect on its results of operations or finan-cial position relating to these foreign currency forward exchange contracts.

12. CAPITAL STOCK

The authorized stock of the company consists of 600 million shares of Common Stock and 200 million shares of Class A Common Stock, each with a $1 par value, and 12 million shares of preferred stock without par value. The Class A Common Stock is substantially identical to the Common Stock except that each share of Class A Common Stock entitles the holder to ten votes on all matters on which holders of Common Stock are entitled to vote, is not transferable except in certain limited circumstances and is convertible at any time into Common Stock on a share-for-share basis. The aggregate liquidation value of all shares of preferred stock that may be issued in series from time to time cannot at any time exceed $650 million.

        At September 30, 1994, 13.9 million shares of common stock were reserved for various employee incentive plans and conversions of preferred stock.

        Each share of Series A Preferred Stock is convertible (subject to adjustment under certain conditions) into 9.8985 shares each of Common Stock and Class A Common Stock. Each share of Series B Preferred Stock is convertible (subject to adjustment under certain conditions) into 3.6 shares each of Common Stock and Class A Common Stock. The Series A and B preferred stocks are stated in the accompanying financial statements at the aggregate par value of the number of shares of common stock into which such preferred stocks are convertible. The company may redeem Series A and Series B preferred stocks at $100 and $36 per share, respectively.

        Changes in outstanding common shares are summarized as follows (in millions):

- ------------------------------------------------------------------
                                      1994        1993        1992
- ------------------------------------------------------------------
Beginning balance                    221.0       220.3       228.2
Treasury stock purchases              (4.1)       (2.3)       (8.9)
Other, principally stock
 option exercises                      1.7         3.0         1.0
- ------------------------------------------------------------------
Ending balance                       218.6       221.0       220.3
==================================================================

        Outstanding common stock at September 30,1994 consisted of 181.7 million shares of Common Stock and 36.9 million shares of Class A Common Stock. There were also outstanding at September 30, 1994, 28,640 shares of Series A Preferred Stock and 85,059 shares of Series B Preferred Stock.

13. EMPLOYEE STOCK OPTIONS

Options to purchase common stock of the company have been granted under various incentive plans to officers and other key employees at prices equal to or above the fair market value of such stock on the dates the options were granted. The plans provide that the option price for certain options granted under the plans may be paid in cash, the company's common stock or a combination thereof.

        Information relative to employee stock options is as follows (in thousands):

- ------------------------------------------------------------------
                                      1994        1993        1992
- ------------------------------------------------------------------
Number of shares under option:
 Outstanding at beginning
  of year                            9,676       9,659       7,374
 Granted                             2,157       2,781       3,315
 Exercised                          (1,401)     (2,647)       (868)
 Expired                               (96)        (99)       (152)
 Surrendered upon exercise of
  stock appreciation rights                        (18)        (10)
- ------------------------------------------------------------------
 Outstanding at end of year         10,336       9,676       9,659
==================================================================
 Exercisable at end of year          8,222       6,915       6,357
==================================================================


        The ranges of exercise prices per share for options outstanding are as follows:

- ------------------------------------------------------------------
SEPTEMBER 30                          1994        1993        1992
- ------------------------------------------------------------------
High                                $41.88      $31.50      $31.50
Low                                 $16.75      $13.13      $12.59
==================================================================


        Options outstanding and exercisable at September 30, 1994 included 597,456 related to Class A Common shares.

        Shares available for future grant or payment under various incentive plans were 2.1 million and 4.3 million at September 30, 1994 and 1993, respectively.

        Certain of the options granted have related stock appreciation rights which permit an optionee to surrender all or a portion of an exercisable stock option and exercise the related stock appreciation right. An optionee exercising a stock appreciation right receives, at the company's option, cash or shares of common stock, or a combination thereof, of a value equal to the excess of the fair market value of the company's common stock on the date of exercise over the option price.

        Outstanding options expire at various dates from July 10, 1995 to July 6, 2004. None of the incentive plans presently permit options to be granted after September 30, 1997. Stock appreciation rights outstanding at September 30, 1994 are related to options for 119,820 common shares having option prices ranging from $17.50 to $22.75 per share.

14. CONTRACT SALES

SALES UNDER FIXED-PRICE CONTRACTS ARE GENERALLY RECORDED UPON DELIVERY. SALES UNDER ALL COST-TYPE AND CERTAIN FIXED-PRICE-TYPE CONTRACTS REQUIRING PERFORMANCE OVER SEVERAL PERIODS ARE ACCOUNTED FOR UNDER THE PERCENTAGE-OF-COMPLETION (COST-TO-COST) METHOD OF ACCOUNTING.

         EXPECTED PROFITS OR LOSSES ON CONTRACTS ARE BASED ON THE COMPANY'S ESTIMATES OF TOTAL SALES VALUES AND COSTS AT COMPLETION. THESE ESTIMATES ARE REVIEWED AND REVISED PERIODICALLY THROUGHOUT THE LIVES OF THE CONTRACTS, AND ADJUSTMENTS RESULTING FROM SUCH REVISIONS ARE RECORDED IN THE PERIODS IN WHICH THE REVISIONS ARE MADE. IN CERTAIN CASES THE ESTIMATED SALES VALUES INCLUDE AMOUNTS EXPECTED TO BE REALIZED FROM CONTRACT ADJUSTMENTS OR CLAIMS SUBJECT TO NEGOTIATIONS OR LEGAL PROCEEDINGS. LOSSES ON CONTRACTS ARE RECORDED IN FULL AS THEY ARE IDENTIFIED.

        Sales under United States Government contracts accounted for 35 percent of total sales in 1994, 39 percent in 1993 and 43 percent in 1992. United States Government sales by contract type were as follows:

- ------------------------------------------------------------------
                                       1994       1993        1992
- ------------------------------------------------------------------
Cost                                     68%        65%         59%
Firm-fixed-price                         25         27          31
Fixed-price-incentive                     7          8          10
- ------------------------------------------------------------------
Total                                   100%       100%        100%
==================================================================

        The major portion of work performed for the United States Government is under contracts that contain cost or performance incentives or both. These incentives provide for increases in fees or profits for surpassing stated targets or other criteria, or for decreases in fees or profits for failure to achieve such targets or other criteria. PERFORMANCE INCENTIVES, FOR WHICH A REASONABLE PREDICTION OF ACCOMPLISHMENT CANNOT BE MADE IN ADVANCE, ARE INCLUDED IN SALES AT THE TIME THERE IS SUFFICIENT INFORMATION TO RELATE ACTUAL PERFORMANCE TO TARGETS OR OTHER CRITERIA.

NOTES TO FINANCIAL STATEMENTS               ROCKWELL INTERNATIONAL CORPORATION


15. RENTAL AND LEASE INFORMATION

The company leases certain facilities and equipment under operating leases, many of which contain renewal options and escalation clauses. Total rental expense on operating leases (net of immaterial income from sublease rentals) was $119.7 million, $117.6 million and $131.9 million in 1994, 1993 and 1992, respectively. Contingent rentals under operating leases were not significant.

        Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $286.4 million as of September 30,1994 and are payable as follows (in millions): 1995, $64.8; 1996, $48.7; 1997, $38.1; 1998, $28.2; 1999, $15.4; and after 1999, $91.2.

16. RESEARCH AND DEVELOPMENT COSTS

The company performs research and development under both company-initiated programs and contracts with others, primarily the United States Government. Company-initiated programs include research and development for commercial products and independent research and development and bid and proposal work related to government products or services. A large portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead cost allowances on government contracts.

        Research and development costs incurred by the company aggregated approximately $1.6 billion in 1994, $1.6 billion in 1993 and $1.5 billion in 1992. A significant portion of these expenditures was incurred under research and development contracts for Space Shuttle, Space Station, aircraft and missile systems, ballistic missile defense projects, and defense electronics. The portion of research and development costs representing company-initiated programs was $595.3 million in 1994, $587.3 million in 1993 and $498.7 million in 1992.

17. RETIREMENT MEDICAL PLANS

The company has retirement medical plans which cover most of its United States employees and provide for the payment of medical costs of eligible employees and dependents upon retirement.

        The components of retirement medical expense are as follows (in millions):

- ---------------------------------------------------------------
                                     1994       1993       1992
- ---------------------------------------------------------------
Service cost - benefits
 attributed to service
 during the period                 $ 18.2     $ 20.5     $ 33.3

Interest accrued on accumulated
 retirement medical obligation      160.0      186.5      210.7

Amortization of plan
 amendments and net
 actuarial gains                    (55.7)     (28.9)
- ---------------------------------------------------------------
Retirement medical expense         $122.5     $178.1     $244.0
===============================================================



        Retirement medical expense decreased in 1994 and 1993 primarily due to cost reductions resulting from amendments to company sponsored medical plans and lower than anticipated health care cost trend rates.

        The company's retirement medical obligation consisted of the following (in millions):


- ---------------------------------------------------------------
SEPTEMBER 30                                    1994       1993
- ---------------------------------------------------------------
Accumulated retirement medical obligation:
 Retirees                                   $1,656.2   $1,647.6
 Employees eligible to retire                  150.6      182.4
 Employees not eligible to retire              243.5      316.6
- ---------------------------------------------------------------
Total                                        2,050.3    2,146.6
Unamortized amounts:
 Plan amendments                               358.8      391.4
 Net actuarial gains                            97.9       41.2
- ---------------------------------------------------------------
Recorded liability                          $2,507.0   $2,579.2
- ---------------------------------------------------------------
Assumptions used (June 30 measurement date):
 Discount rate                                 8.25%      7.75%
 Health care cost trend rates                   8.5%*     10.0%*
===============================================================

* DECREASING TO 5.5% AFTER 2015.


        The unamortized amounts for plan amendments and net actuarial gains represent the unrecognized accumulated cost reductions resulting primarily from plan amendments and lower than anticipated health care cost trend rates, respectively. The accumulated cost reductions pertaining to plan amendments will be recognized over the next 3 to 12 years and, accordingly, reduce retirement medical expense. The unamortized amount for net actuarial gains will be considered in the determination of retirement medical expense in the future.

        Changing the health care cost trend rates by one percentage point would change the accumulated retirement medical obligation at September 30, 1994 by approximately $145 million and would change retirement medical expense by approximately $15 million.

18. RETIREMENT PENSION PLANS

The company has pension plans which cover most of its employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The company's policy is to fund its pension plans generally in amounts computed actuarially using the entry-age normal method.

        Net pension income consisted of the following (in millions):

- ---------------------------------------------------------------
                                     1994       1993       1992
- ---------------------------------------------------------------
Service cost - benefits
 earned during the year           $(128.1)   $(112.5)   $(117.5)
Interest accrued on projected
 benefit obligation                (557.4)    (552.7)    (534.6)
Assumed return on plan assets       669.1      637.9      621.2
Initial net asset amortization      137.0      137.2      137.9
Prior service cost amortization     (25.0)     (35.1)     (36.3)
Net actuarial loss amortization     (69.8)     (18.8)     (15.9)
- ---------------------------------------------------------------
Net pension income                 $ 25.8     $ 56.0     $ 54.8
===============================================================

        Upon adoption of the current pension accounting standard in 1987 the fair value of pension plan assets exceeded projected pension benefit liabilities by $1.7 billion. This initial net asset is being amortized as pension income over 13 years through 1999.

        Pension plan assets are primarily United States Government obligations, other fixed income investments and equity securities whose values are subject to fluctuations of the securities market. The actual return on plan assets was $128 million, $935 million and $909 million in 1994, 1993 and 1992, respectively. Differences between these actual returns and the related assumed returns on plan assets are deferred and considered in the determination of net pension income or expense in future periods.

        In 1994, the company merged its 33 qualified defined benefit pension plans in the United States into one pension plan. While the merger did not change the pension benefits of our employees or retirees, it does strengthen the overall funding status of our plans and reduces administrative costs. The following table reconciles the funded status of the company's overfunded pension plans to amounts included in the accompanying balance sheet with 1993 amounts reclassified to reflect the pension plan merger (in millions):


- ----------------------------------------------------------------
                                                 1994       1993
- ----------------------------------------------------------------
Accumulated benefit obligation,
 principally vested                          $6,720.6   $6,843.1
Effects of projected compensation
 increases                                      460.3      530.6
- ----------------------------------------------------------------
Projected benefit obligation                  7,180.9    7,373.7
Fair value of plan assets                     7,795.0    8,146.9
- ----------------------------------------------------------------
Plan assets in excess of projected
 benefit obligation                             614.1      773.2
Items not yet recognized
 in the balance sheet:
   Net actuarial losses (gains):
    Asset return                                473.6      (58.5)
    Discount rate                               384.7      822.7
    Demographics                                304.0      233.8
   Prior service cost                            95.9      102.8
   Remaining initial net asset                 (657.7)    (794.1)
- ----------------------------------------------------------------
Prepaid pension costs
 at September 30                             $1,214.6   $1,079.9
- ----------------------------------------------------------------
Assumptions used (June 30 measurement date):
   Discount rate                                8.25%      7.75%
   Compensation increase rate                    4.5%       4.5%
   Long-term rate of return on plan assets       9.0%       9.0%
================================================================

        Although the company has no intention of doing so, should it terminate its qualified defined benefit pension plan, the United States Government is entitled to an equitable share of any assets remaining after providing for plan obligations.

        The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $88 million, $89 million and $92 million for 1994, 1993 and 1992, respectively.

NOTES TO FINANCIAL STATEMENTS               ROCKWELL INTERNATIONAL CORPORATION

19. INCOME TAXES

The components of the provision for income taxes are as follows (in millions):

- ---------------------------------------------------------------
                                     1994       1993       1992
- ---------------------------------------------------------------
Current:
 United States                     $218.6     $240.2     $198.6
 Foreign                             76.5       53.8       65.6
 State and local                     48.5       49.4       41.9
- ---------------------------------------------------------------
Total current                       343.6      343.4      306.1
- ---------------------------------------------------------------
Deferred:
 United States                       45.9      (18.6)      (9.2)
 Foreign                             (7.4)      13.3        3.2
 State and local                      5.1        4.1       (4.7)
- ---------------------------------------------------------------
Total deferred                       43.6       (1.2)     (10.7)
- ---------------------------------------------------------------
Provision for income taxes         $387.2     $342.2     $295.4
===============================================================

        Deferred income tax assets (future tax benefits) and liabilities (future tax costs) are determined based on differences between financial statement and tax bases of assets and liabilities using current statutory tax rates.

        At September 30, 1994 and 1993 the company had net deferred income tax assets included in current and long-term assets. Management believes it is more likely than not that these tax benefits will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets included: (a) the historical operating results of the company ($2.2 billion of United States income before income taxes over the past three years), (b) expectations of future earnings and (c) the extended period of time over which the retirement medical liability will be paid.

        Net deferred income tax benefits included in Other Current Assets in the accompanying balance sheet consist of the tax effects of temporary differences related to the following (in millions):

- ---------------------------------------------------------------
SEPTEMBER 30                                    1994       1993
- ---------------------------------------------------------------
Accrued compensation and benefits             $145.8     $155.5
Accrued product warranties                      84.6       64.6
Other - net                                     58.6       73.2
- ---------------------------------------------------------------
Current deferred income taxes                 $289.0     $293.3
===============================================================



        Net deferred income tax benefits included in long-term Other Assets in the accompanying balance sheet consist of the tax effects of temporary differences related to the following (in millions):

- ---------------------------------------------------------------
SEPTEMBER 30                                    1994       1993
- ---------------------------------------------------------------
Accrued retirement medical costs             $ 901.3    $ 928.8
Pension costs                                 (470.1)    (424.7)
Property                                      (159.1)    (188.1)
Loss carryforwards                              44.0       42.9
Foreign tax credit carryforwards                52.7       51.1
Other - net                                     23.3        4.2
- ---------------------------------------------------------------
Subtotal                                       392.1      414.2
- ---------------------------------------------------------------
Valuation allowance                            (92.4)     (90.2)
- ---------------------------------------------------------------
Long-term deferred income taxes
 (see Note 7)                                $ 299.7    $ 324.0
===============================================================



        The valuation allowance represents the amount of tax benefits related to net operating loss and foreign tax credit carryforwards that has not yet been recognized. The carryforward periods for net operating losses and foreign tax credits generally expire over the next five years.

        The consolidated effective tax rate was different from the United States statutory rate for the reasons set forth below:

- ---------------------------------------------------------------
                                     1994       1993       1992
- ---------------------------------------------------------------
Statutory tax rate                  35.0%      35.0%      34.0%
State and local income taxes         3.4        3.9        3.2
Foreign income taxes                 2.0        3.1        3.0
Utilization of foreign
 loss carryforwards                 (1.1)      (1.3)
Research tax credits                (1.9)      (1.9)      (0.4)
Deferred income tax rate changes               (1.9)      (2.1)
Other                                0.5        0.9        0.2
- ---------------------------------------------------------------
Effective tax rate                  37.9%      37.8%      37.9%
===============================================================



        The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

- ---------------------------------------------------------------
                                     1994       1993       1992
- ---------------------------------------------------------------
United States income             $  811.0     $742.2     $647.4
Foreign income                      210.3      161.9      131.0
- ---------------------------------------------------------------
Total                            $1,021.3     $904.1     $778.4
===============================================================


        No provision has been made for United States, state or additional foreign income taxes related to approximately $600 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested.

        Income tax payments were $298.6 million in 1994, $339.6 million in 1993 and $558.2 million in 1992. In 1994, the company settled its United States income tax returns for the years 1986 through 1988 within previously established reserves. The company's United States income tax returns for the years 1989 through 1991 are currently under examination. Management believes that adequate provision for income taxes has been made for all years through 1994.

2O. EARNINGS PER COMMON SHARE

Primary earnings per share of common stock, after recognition of the Series A and B preferred stock dividend requirements, are based on the weighted average number of common shares outstanding during each year. The computation does not include a negligible dilutive effect of stock options and stock appreciation rights.

        Fully diluted earnings per share of common stock are based on the assumption that all preferred stocks were converted at the beginning of the year and all dilutive stock options were exercised at the beginning of the year or at date of grant, if later. The computation assumes the elimination of preferred dividends.

21. CONTINGENT LIABILITIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, employment, and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

22. BUSINESS SEGMENT INFORMATION

The company's business segments are engaged in research, development and manufacture of diversified products as follows:

ELECTRONICS - industrial automation equipment and systems; avionics products and systems and related communications technologies primarily used in commercial and military aircraft; semiconductor-based subsystems including fax and data modems, global positioning system receiver engines and gallium arsenide devices; and defense electronics systems and products for precision guidance and control, for tactical weapons, and for command, control, communications and intelligence.

AEROSPACE - manned and unmanned space systems, rocket engines, military aircraft and modifications, military and commercial aircraft structural components, advanced space-based surveillance systems and high-energy laser and other directed-energy programs.

AUTOMOTIVE - components and systems for heavy- and medium-duty trucks, buses, trailers and heavy-duty off-highway vehicles (Heavy Vehicles); and components and systems for light trucks and passenger cars (Light Vehicles).

GRAPHIC SYSTEMS - high-speed printing presses and related graphic arts equipment.

        Divested businesses include the sales, operating earnings and gains on sales of significant businesses and product lines sold by the company. Businesses and product lines sold include the Flame Safeguard Controls product line in October 1991, the Network Transmission Systems business and Steel Castings product line in 1991 and the Sheet Fed Offset Printing Press product line in 1990. Sales and operating earnings by business segment are included in the table on page 23. The following tables provide additional segment information (in millions).

- -----------------------------------------------------------------------------------------------------------------------
ASSET INFORMATION BY SEGMENT
- -----------------------------------------------------------------------------------------------------------------------
                                                             PROVISION FOR DEPRECIATION
                                  IDENTIFIABLE ASSETS             AND AMORTIZATION             CAPITAL EXPENDITURES
                              --------------------------     --------------------------      --------------------------
Business Segment                1994      1993      1992        1994      1993     1992        1994      1993      1992
- -----------------------------------------------------------------------------------------------------------------------
Electronics                   $3,831    $3,548    $3,457      $246.4    $239.5   $281.6      $342.9    $220.7    $152.7
Aerospace                      2,042     1,975     2,002        82.1      84.9     92.0        65.9      81.1      78.8
Automotive                     1,378     1,342     1,571       100.0     100.0    106.6       111.6     107.2     110.3
Graphic Systems                  898       937       953        29.9      30.5     36.8        11.7      12.5      21.2
- -----------------------------------------------------------------------------------------------------------------------
Business segment totals        8,149     7,802     7,983       458.4     454.9    517.0       532.1     421.5     363.0
Corporate                      1,712     1,893     1,748        35.5      36.0     41.1        35.6      11.7      23.4
- ------------------------------------------------------------------------------------------------------------------------
Total                         $9,861    $9,695    $9,731      $493.9    $490.9   $558.1      $567.7    $433.2    $386.4
========================================================================================================================

CORPORATE IDENTIFIABLE ASSETS INCLUDE CASH AND NET DEFERRED INCOME TAX ASSETS.

NOTES TO FINANCIAL STATEMENTS               ROCKWELL INTERNATIONAL CORPORATION

- -------------------------------------------------------------------------------------------------------------------------------
22. BUSINESS SEGMENT INFORMATION (CONTINUED)
- -------------------------------------------------------------------------------------------------------------------------------
SALES, EARNINGS AND ASSETS BY GEOGRAPHIC AREA
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                               IDENTIFIABLE ASSETS
                                                                               ------------------------------------------------
                                SALES                       EARNINGS                  SEGMENTS                 CORPORATE
                       ----------------------    --------------------------    ----------------------    ----------------------
Geographic Area        1994     1993     1992        1994      1993    1992      1994    1993    1992      1994    1993    1992
- -------------------------------------------------------------------------------------------------------------------------------
United States       $ 8,918  $ 8,824  $ 8,869    $1,012.0  $  925.6  $788.0    $6,220  $5,999  $6,158    $1,078  $1,325  $1,214
Canada                  455      369      353        84.4      54.3    38.7       210     175     205       380     322     306
Europe                1,649    1,513    1,500        91.7      65.8    76.9     1,213   1,194   1,204       154     127     119
Asia-Pacific            455      467      471         9.2      24.5    17.0       294     243     244        96     103     105
Latin America           352      285      204        24.9      38.0    10.2       212     191     172         4      16       4
Eliminations           (706)    (618)    (487)
- -------------------------------------------------------------------------------------------------------------------------------
Total               $11,123  $10,840  $10,910    $1,222.2  $1,108.2  $930.8    $8,149  $7,802  $7,983    $1,712  $1,893  $1,748
===============================================================================================================================

UNITED STATES SALES INCLUDE EXPORT SALES TO CUSTOMERS AND INTERNATIONAL SUBSIDIARIES OF $1,280 MILLION IN 1994, $1,171 MILLION IN 1993 AND $1,011 MILLION IN 1992.

        The only customer which accounted for 10% or more of consolidated sales is the United States Government and its agencies. Such sales by business segment are as follows (in millions):

- ---------------------------------------------------------------
SALES TO UNITED STATES GOVERNMENT
- ---------------------------------------------------------------
                                     1994       1993       1992
- ---------------------------------------------------------------
Aerospace                          $2,439     $2,734     $2,931
Electronics                         1,329      1,414      1,606
Other business segments               143        117        171
- ---------------------------------------------------------------
Total                              $3,911     $4,265     $4,708
===============================================================

        Included in sales to the United States Government are the following major programs (in millions):

- ---------------------------------------------------------------
                                     1994       1993       1992
- ---------------------------------------------------------------
Space Shuttle                      $1,295     $1,380     $1,477
Space Station                         329        372        300
B-1B                                  268        269        324
- ---------------------------------------------------------------
Total                              $1,892     $2,021     $2,101
===============================================================

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------------------------------------------------------
                             1994 FISCAL QUARTERS                                      1993 FISCAL QUARTERS
                    -------------------------------------                     -------------------------------------
                    First     Second     Third     Fourth        1994         First     Second     Third     Fourth        1993
- -------------------------------------------------------------------------------------------------------------------------------
Sales            $2,600.9   $2,761.5  $2,872.3   $2,888.6   $11,123.3      $2,488.6   $2,694.1  $2,813.4   $2,843.9   $10,840.0
Cost of sales     2,028.2    2,157.9   2,217.6    2,271.5     8,675.2       1,977.6    2,132.5   2,212.4    2,216.0     8,538.5
Net income          149.5      154.7     164.9      165.0       634.1         127.8      136.9     147.2      150.0       561.9
 Per share:
  Primary             .68        .70       .74        .75        2.87           .58        .63       .66        .68        2.55
  Fully diluted       .66        .69       .73        .74        2.82           .57        .62       .65        .67        2.51
===============================================================================================================================

REPORTS OF MANAGEMENT AND INDEPENDENT ACCOUNTANTS

MANAGEMENT'S RESPONSIBILITY FOR
FINANCIAL REPORTING

The consolidated financial statements of Rockwell International Corporation have been prepared by management which is responsible for their integrity and objectivity. These statements have been prepared in conformity with generally accepted accounting principles and, where appropriate, reflect estimates based on judgments of management.

     The company's system of internal controls is designed to provide reasonable assurance that company assets are safeguarded from loss or unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. This system is augmented by careful selection and training of qualified personnel, proper division of responsibilities, the dissemination of written policies and procedures and an internal audit program to monitor its effectiveness.

     The financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report appears on this page.

     The board of directors, through its audit committee consisting of six outside directors, oversees management's financial reporting responsibilities and programs for ethical business conduct. As part of these responsibilities, the audit committee meets regularly with representatives of management, the independent accountants and the company's general auditor. The independent accountants and the company's general auditor have full and free access to the audit committee and meet with the committee both with and without the presence of management.


/s/ DONALD R. BEALL
DONALD R. BEALL
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER


/s/ W. MICHAEL BARNES
W. MICHAEL BARNES
SENIOR VICE PRESIDENT
FINANCE & PLANNING AND
CHIEF FINANCIAL OFFICER





REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

To the Directors and Shareowners of
Rockwell International Corporation:

We have audited the accompanying consolidated balance sheet of Rockwell International Corporation and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell International Corporation and subsidiaries at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to Financial Statements, in 1992 the company changed its method of accounting for retirement medical costs to conform with Statement of Financial Accounting Standards No. 106 and its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
PITTSBURGH, PENNSYLVANIA
NOVEMBER 1, 1994, EXCEPT NOTE 2 TO FINANCIAL
STATEMENTS, AS TO WHICH THE DATE IS NOVEMBER 21, 1994



        See also the table under the caption RESULTS OF OPERATIONS, Sales and Earnings by Business Segment in the MD&A on page 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions NOMINEES FOR ELECTION AS DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS on pages 3-7 of the 1995 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS, AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES and RETIREMENT PLANS on pages 10-12 and 18, respectively, of the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES on pages 3 and 9-10, respectively, of the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption CERTAIN TRANSACTIONS AND OTHER RELATIONSHIPS on page 8 of the 1995 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

        (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are included in Item 8 hereof).

           Statement of Consolidated Income, years ended September 30, 1994, 1993 and 1992.

           Consolidated Balance Sheet, September 30, 1994 and 1993.

           Statement of Consolidated Cash Flows, years ended September 30, 1994, 1993 and 1992.

           Statement of Consolidated Shareowners' Equity, years ended September 30, 1994, 1993 and 1992.

           Notes to Financial Statements.

           Report of Independent Certified Public Accountants.

           Sales and Earnings by Business Segment, years ended September 30, 1990 through 1994.

        (2) Financial Statement Schedules for the years ended September 30, 1994, 1993 and 1992.

                                                                                         PAGE
                                                                                         ----
      Report of Independent Certified Public Accountants...............................   S-1
          V-- Property, Plant and Equipment.............................................  S-2
         VI-- Accumulated Depreciation of Property, Plant and Equipment.................  S-3
       VIII-- Valuation and Qualifying Accounts.........................................  S-4
         IX-- Short-Term Borrowings.....................................................  S-5

             Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

           (3) Exhibits.

            3-a-1      Copy of Restated Certificate of Incorporation of the Company, as
                       amended.
            3-b-1      Copy of By-Laws of the Company.
            4-a-1      Indenture dated as of October 1, 1982 between the Company and Chemical
                       Bank, as successor by merger to Manufacturers Hanover Trust Company, as Trustee, pursuant to which the 8 7/8% Notes due September 15, 1999, the 8 3/8% Notes due February 15, 2001 and the 6 3/4% Notes due
                       September 15, 2002 have been issued, filed as Exhibit 4-a to
                       Registration Statement No. 33-39510, is hereby incorporated by reference.
            4-a-2      First Supplemental Indenture, dated as of February 27, 1987 to the
                       Indenture listed as Exhibit 4-a-1 above, filed as Exhibit 4-a to the
                       Company's Current Report on Form 8-K dated March 11, 1987, is hereby incorporated by reference.
            4-a-3      Form of the 8 7/8% Notes due September 15, 1999, filed as Exhibit 4-a to the Company's Current Report on Form 8-K dated September 19, 1989, is hereby incorporated by reference.
            4-a-4      Form of the 8 3/8% Notes due February 15, 2001, filed as Exhibit 4-a to the Company's Current Report on Form 8-K dated February 28, 1991, is hereby incorporated by reference.
            4-a-5      Form of the 6 3/4% Notes due September 15, 2002, filed as Exhibit 4-a to the Company's Current Report on Form 8-K dated September 22, 1992, is hereby incorporated by reference.
          *10-a-1      Copy of the Company's 1981 Incentive Stock Option Plan for Key
                       Employees, as amended, filed as Exhibit 4-c-1 to Registration
                       Statement No. 33-11946, is hereby incorporated by reference.
          *10-a-2      Form of Stock Option Agreement under the Company's 1981 Incentive
                       Stock Option Plan for Key Employees, as amended, for options granted prior to January 1, 1986.
          *10-a-3      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1981 Incentive Stock Option Plan for Key Employees, as
                       amended, for options and stock appreciation rights granted after
                       December 31, 1985 and prior to February 24, 1987, filed as Exhibit
                       4-c-5 to Registration Statement No. 33-11946, is hereby incorporated by reference.
          *10-b-1      Copy of the Company's 1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-d-1 to Registration Statement No. 33-11946, is
                       hereby incorporated by reference.
          *10-b-2      Form of Stock Option Agreement under the Company's 1979 Stock Plan for
                       Key Employees, as amended, for options granted prior to January 1,
                       1986.

          ---------
          * Management contract or compensatory plan or arrangement.

          *10-b-3      Form of Stock Option and Stock Appreciation Rights Agreement under the
                       Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted prior to January 1, 1986.
          *10-b-4      Form of Stock Appreciation Rights Agreement under the Company's 1979
                       Stock Plan for Key Employees, as amended.
          *10-b-5      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December 31, 1985 and prior to February 24, 1987, filed as Exhibit 4-d-5 to Registration
                       Statement No. 33-11946, is hereby incorporated by reference.
          *10-b-6      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after February 23, 1987 and prior to December 2, 1987, filed as Exhibit 4-d-6 to Registration
                       Statement No. 33-11946, is hereby incorporated by reference.
          *10-b-7      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December 1, 1987, filed as Exhibit 10-b-7 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1987, is hereby incorporated by reference.
          *10-c-1      Copy of resolution of the Board of Directors of the Company, adopted
                       May 7, 1980, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's 1979 Stock
                       Option Plan for Key Employees (now the 1979 Stock Plan for Key
                       Employees, as amended) and the number of shares transferable under the
                       Company's Incentive Compensation Plan, filed as Exhibit 10-d-2 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1987, is hereby incorporated by reference.
          *10-c-2      Copy of resolution of the Board of Directors of the Company, adopted
                       May 4, 1983, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's 1981
                       Incentive Stock Option Plan for Key Employees, as amended, and 1979
                       Stock Plan for Key Employees, as amended, filed as Exhibit 4-e-5 to
                       Registration Statement No. 33-11946, is hereby incorporated by reference.
          *10-c-3      Copy of resolution of the Board of Directors of the Company, adopted
                       February 11, 1987, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's
                       1981 Incentive Stock Option Plan for Key Employees, as amended, and
                       1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-e-6 to Registration Statement No. 33-11946, is hereby incorporated by reference.
          *10-d-1      Copy of the Company's 1988 Long-Term Incentives Plan, as amended through November 30, 1994.
          *10-d-2      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted prior to May 1, 1992, filed as
                       Exhibit 10-d-2 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1988, are hereby incorporated by reference.

          ---------
          * Management contract or compensatory plan or arrangement.

          *10-d-3      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1988 Long-Term Incentives Plan for options and stock appreciation rights granted prior to May 1, 1992, filed as Exhibit
                       10-d-3 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1988, are hereby incorporated by reference.
          *10-d-4      Form of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after May 1, 1992 and prior to
                       March 1, 1993, filed as Exhibit 28-a-1 to the Company's Form 10-Q for the quarter ended June 30, 1992, is hereby incorporated by reference.
          *10-d-5      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after March 1, 1993 and prior to
                       November 1, 1993, filed as Exhibit 28-a to the Company's Form 10-Q for the quarter ended March 31, 1993, is hereby incorporated by reference.
          *10-d-6      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after November 1, 1993 and before
                       December 1, 1994, filed as Exhibit 10-d-6 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, is hereby incorporated by reference.
          *10-d-7      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after December 1, 1994.
          *10-e-1      Copy of the Company's 1995 Long-Term Incentives Plan.
          *10-e-2      Forms of Stock Option Agreement under the Company's 1995 Long-Term
                       Incentives Plan.
          *10-f-1      Copy of the Company's Incentive Compensation Plan, as amended through
                       February 23, 1987, filed as Exhibit 10-e-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1991, is hereby incorporated by reference.
           10-g-1      Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, is hereby incorporated by reference.
          *10-h-1      Copy of resolutions adopted by the Board of Directors of the Company on November 3, 1993 providing for the Company's Deferred Compensation
                       Policy for Non-Employee Directors.
          *10-h-2      Copy of resolutions adopted by the Compensation Committee of the Board of Directors of the Company on July 5, 1994 modifying the Company's
                       Deferred Compensation Policy for Non-Employee Directors.
          *10-i-1      Copy of the Company's Directors Stock Plan.
          *10-j-1      Copy of resolutions adopted by the Board of Directors of the Company on November 2, 1994 providing for the Company's Retirement Policy for
                       Non-Employee Directors.
           11          Computation of Earnings Per Share for the Five Years Ended September
                       30, 1994.
           21          List of Subsidiaries of the Company.
           23          Consent of independent certified public accountants.
           24          Powers of Attorney authorizing certain persons to sign this Annual
                       Report on Form 10-K on behalf of certain directors and officers of the
                       Company.

          ---------
          * Management contract or compensatory plan or arrangement.

          27           Financial Data Schedule for September 30, 1994 Form 10-K
          99-a-1       Copy of the Company's Savings Plan, as amended and restated as of
                       September 30, 1994.
          99-b-1       Approval dated February 25, 1994, Amending the Company's Savings Plan for Certain Represented Hourly Employees.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      ROCKWELL INTERNATIONAL CORPORATION

                                      By     /s/ WILLIAM J. CALISE, JR.
                                         ---------------------------------------
                                                  WILLIAM J. CALISE, JR.
                                          SENIOR VICE PRESIDENT, GENERAL COUNSEL
                                                    AND SECRETARY

Dated: December 21, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 21ST DAY OF DECEMBER 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                  DONALD R. BEALL*
 CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
     (PRINCIPAL EXECUTIVE OFFICER) AND DIRECTOR

                  LEW ALLEN, JR.*
                      DIRECTOR

                RICHARD M. BRESSLER*
                      DIRECTOR

                  JOHN J. CREEDON*
                      DIRECTOR

                ROBIN CHANDLER DUKE*
                      DIRECTOR

                 JUDITH L. ESTRIN*
                      DIRECTOR

               WILLIAM H. GRAY, III*
                      DIRECTOR

           JAMES CLAYBURN LA FORCE, JR.*
                      DIRECTOR

               WILLIAM T. MCCORMICK*
                      DIRECTOR

                  JOHN D. NICHOLS*
                      DIRECTOR

                 BRUCE M. ROCKWELL*
                      DIRECTOR

               ROSS D. SIRAGUSA, JR.*
                      DIRECTOR

                 WILLIAM S. SNEATH*
                      DIRECTOR

                JOSEPH F. TOOT, JR.*
                      DIRECTOR

                 W. MICHAEL BARNES*
   SENIOR VICE PRESIDENT, FINANCE & PLANNING AND
    CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                       OFFICER)

                LAWRENCE J. KOMATZ*
VICE PRESIDENT AND CONTROLLER (PRINCIPAL ACCOUNTING
                       OFFICER)

                     *By  /s/ WILLIAM J. CALISE, JR.
                         -----------------------------
                         WILLIAM J. CALISE, JR.,
                         ATTORNEY-IN-FACT**

** BY AUTHORITY OF POWERS OF ATTORNEY FILED HEREWITH.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ROCKWELL INTERNATIONAL CORPORATION:

     We have audited the consolidated balance sheet of Rockwell International Corporation and subsidiaries as of September 30, 1994 and 1993 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended September 30, 1994, and have issued our report thereon dated November 1, 1994 except as to Note 2 to Financial Statements as to which the date is November 21, 1994; such financial statements and report are included in Items 8 and 14(a)(1) hereof. Our audits also included the financial statement schedules of Rockwell International Corporation and subsidiaries, listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
November 1, 1994, except as to Note 2 to Financial
Statements as to which the date is November 21, 1994

                                                                      SCHEDULE V

                       ROCKWELL INTERNATIONAL CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                        BALANCE                                    RECLASSIFICATIONS                     BALANCE
                                       BEGINNING                   RETIREMENTS      AND TRANSFERS --                      END OF
            DESCRIPTION                 OF YEAR      ADDITIONS      AND SALES         ADD (DEDUCT)        OTHER            YEAR
            -----------                ---------     ---------     -----------     ------------------     -----          --------
                                                                              (IN MILLIONS)
Year ended September 30, 1994
  Land..............................    $  104.3       $ 13.2         $  3.3                              $  2.4         $  116.6
  Land and leasehold improvements...       161.0          9.7           11.8              $(1.8)            (1.8)           155.3
  Buildings.........................     1,383.9         58.6           60.1                4.2             (7.7)         1,378.9
  Machinery and equipment...........     2,844.8        304.4          161.1               (2.5)           (35.9)         2,949.7
  Office and data processing
    equipment.......................     1,265.8         99.1          136.8               (3.1)            (0.5)         1,224.5
  Construction in progress..........       258.3         82.7                              (0.4)            (5.2)           335.4
                                        --------       ------         ------              -----           ------         --------
         Total......................    $6,018.1       $567.7         $373.1              $(3.6)(a)       $(48.7)(b)     $6,160.4
                                        ========       ======         ======              =====           ======         ========
Year ended September 30, 1993
  Land..............................    $   97.4       $  0.3         $  2.0                              $  8.6         $  104.3
  Land and leasehold improvements...       164.0          6.8            9.5              $ 0.7             (1.0)           161.0
  Buildings.........................     1,373.9         47.3           32.4                2.6             (7.5)         1,383.9
  Machinery and equipment...........     2,833.2        235.8          179.7               (7.9)           (36.6)         2,844.8
  Office and data processing
    equipment.......................     1,291.5        111.4          125.9                1.5            (12.7)         1,265.8
  Construction in progress..........       228.7         31.6                                               (2.0)           258.3
                                        --------       ------         ------              -----           ------         --------
         Total......................    $5,988.7       $433.2         $349.5              $(3.1)(a)       $(51.2)(b)     $6,018.1
                                        ========       ======         ======              =====           ======         ========
Year ended September 30, 1992
  Land..............................    $   97.9       $  1.1         $  3.3              $(1.1)          $  2.8         $   97.4
  Land and leasehold improvements...       163.7          8.2            8.6                                 0.7            164.0
  Buildings.........................     1,338.4         59.4           36.5                5.0              7.6          1,373.9
  Machinery and equipment...........     2,769.7        229.3          187.1               (3.4)            24.7          2,833.2
  Office and data processing
    equipment.......................     1,277.1        102.9           92.3               (1.0)             4.8          1,291.5
  Construction in progress..........       240.9        (14.5)                             (0.5)             2.8            228.7
                                        --------       ------         ------              -----           ------         --------
         Total......................    $5,887.7       $386.4         $327.8              $(1.0)(a)       $ 43.4(b)      $5,988.7
                                        ========       ======         ======              =====           ======         ========

- ---------------
(a) Represents accumulated depreciation on intercompany transfers of assets at net book value.

(b) Represents cost of properties of or related to:

                                                                 1994          1993          1992
                                                                -------       -------       ------
                                                                           (IN MILLIONS)
        Businesses sold......................................   $(103.9)      $    --       $(14.8)
        Businesses acquired..................................      17.3          56.5         22.8
                                                                -------       -------       ------
          Net................................................     (86.6)         56.5          8.0
        Foreign currency translation adjustments.............      37.9        (107.7)        35.4
                                                                -------       -------       ------
              Total..........................................   $ (48.7)      $ (51.2)      $ 43.4
                                                                =======       =======       ======

     The ranges of estimated useful lives used in computing depreciation were generally as follows:

                                                                                 YEARS
                                                                                 -----
             Land and leasehold improvements..................................    3-50
             Buildings........................................................   10-50
             Machinery and equipment..........................................    3-18
             Office and data processing equipment.............................    5-15

                                                                     SCHEDULE VI

                       ROCKWELL INTERNATIONAL CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                      BALANCE                                 RECLASSIFICATIONS                   BALANCE
                                     BEGINNING                 RETIREMENTS     AND TRANSFERS --                    END OF
            DESCRIPTION               OF YEAR     PROVISION     AND SALES        ADD (DEDUCT)       OTHER           YEAR
            -----------              ---------    ---------    -----------    ------------------    ------        --------
                                                                         (IN MILLIONS)
Year ended September 30, 1994
  Land and leasehold
     improvements..................   $  112.4      $ 10.5        $  8.7             $(1.8)         $ (1.1)       $  111.3
  Buildings........................      618.6        55.7          36.4               1.0            (5.3)          633.6
  Machinery and equipment..........    1,975.2       244.0         138.1              (1.1)          (26.3)        2,053.7
  Office and data processing
     equipment.....................      986.1       126.1         132.1              (1.7)                          978.4
                                      --------      ------        ------             -----          ------        --------
          Total....................   $3,692.3      $436.3        $315.3             $(3.6)(a)      $(32.7)(b)    $3,777.0
                                      ========      ======        ======             =====          ======        ========
Year ended September 30, 1993
  Land and leasehold
     improvements..................   $  108.7      $ 11.0        $  6.9             $ 0.3          $ (0.7)       $  112.4
  Buildings........................      592.0        54.5          18.1              (0.1)           (9.7)          618.6
  Machinery and equipment..........    1,937.5       228.7         144.5              (4.7)          (41.8)        1,975.2
  Office and data processing
     equipment.....................      975.7       137.9         120.3               1.4            (8.6)          986.1
                                      --------      ------        ------             -----          ------        --------
          Total....................   $3,613.9      $432.1        $289.8             $(3.1)(a)      $(60.8)(b)    $3,692.3
                                      ========      ======        ======             =====          ======        ========

Year ended September 30, 1992
  Land and leasehold
     improvements..................   $  105.0      $ 11.6        $  7.3             $(0.5)         $ (0.1)       $  108.7
  Buildings........................      553.8        58.3          22.2               0.6             1.5           592.0
  Machinery and equipment..........    1,853.1       235.8         156.1              (0.1)            4.8         1,937.5
  Office and data processing
     equipment.....................      914.6       148.3          86.9              (1.0)            0.7           975.7
                                      --------      ------        ------             -----          ------        --------
          Total....................   $3,426.5      $454.0        $272.5             $(1.0)(a)      $  6.9(b)     $3,613.9
                                      ========      ======        ======             =====          ======        ========

- ---------------
(a) Represents accumulated depreciation on intercompany transfers of assets at net book value.

(b) Represents accumulated depreciation of properties of or related to:

                                                         1994         1993         1992
                                                        ------       ------       ------
                                                                 (IN MILLIONS)
        Businesses sold..............................   $(52.4)      $ --         $ (7.4)
        Foreign currency translation adjustments.....     19.7        (60.8)        14.3
                                                        ------       ------       ------
                  Total..............................   $(32.7)      $(60.8)      $  6.9
                                                        ======       ======       ======

                                                                   SCHEDULE VIII

                       ROCKWELL INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                         BALANCE AT    CHARGED TO      CHARGED                    BALANCE AT
                                         BEGINNING     COSTS AND      TO OTHER                      END OF
              DESCRIPTION                OF YEAR(A)     EXPENSES     ACCOUNTS(B)    DEDUCTIONS     YEAR(A)
              -----------                ----------    ----------    -----------    ----------    ----------
                                                                    (IN MILLIONS)
Year ended September 30, 1994:
  Allowance for doubtful accounts......     $56.9         $29.2          $1.1          $ 9.5(c)      $78.3
                                                                                        (0.6)(d)
Year ended September 30, 1993:
  Allowance for doubtful accounts......      46.5          25.5           1.3           13.3(c)      $56.9
                                                                                         3.1(d)
Year ended September 30, 1992:
  Allowance for doubtful accounts......      51.0           9.7           0.3           17.1(c)       46.5
                                                                                        (2.6)(d)

- ---------------
(a) Includes allowances for commercial, customer finance and other long-term receivables.

(b)  Collection of accounts previously written off.

(c)  Uncollectible accounts written off.

(d) Consists principally of amounts relating to businesses acquired, businesses sold and foreign currency translation adjustments.

                                                                     SCHEDULE IX

                       ROCKWELL INTERNATIONAL CORPORATION

                             SHORT-TERM BORROWINGS

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                                       MAXIMUM       AVERAGE      WEIGHTED
                                                          WEIGHTED     AMOUNT        AMOUNT        AVERAGE
                                                          AVERAGE    OUTSTANDING   OUTSTANDING    INTEREST
                                            BALANCE AT    INTEREST     DURING        DURING      RATE DURING
               DESCRIPTION                  END OF YEAR     RATE     THE YEAR(A)   THE YEAR(B)   THE YEAR(C)
               -----------                  -----------   --------   -----------   -----------   -----------
                                                                 (DOLLARS IN MILLIONS)
Year ended September 30, 1994:
     Commercial Paper.....................     $ 40.0        4.9%       $100.0        $ 62.6          4.2%
     Bank Borrowings (principally
       foreign)...........................      105.2        4.9         207.5         158.7          7.2

Year ended September 30, 1993:
     Commercial Paper.....................                                50.0           4.5          3.1
     Bank Borrowings (principally
       foreign)...........................      158.9        6.5         224.8         173.1         10.5

Year ended September 30, 1992:
     Commercial Paper.....................                               170.0          82.1          4.1
     Bank Borrowings (principally
       foreign)...........................      150.6        9.1         351.1         288.8         10.8

- ---------------
(a) Based upon the maximum amount outstanding at any month end during the year.

(b) Average amount outstanding is computed based on daily averages for commercial paper borrowings and monthly averages for bank borrowings.

(c) The weighted average interest rate during the year is computed by dividing interest expense applicable to the debt by average borrowings outstanding.