Form 10-Q
period 1994-12-31
ROCKWELL INTERNATIONAL CORP
filed 1995-02-09
CIK 84636

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended       December 31, 1994



Commission file number               1-1035



                       Rockwell International Corporation
            (Exact name of registrant as specified in its charter)



              Delaware                              95-1054708
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)



  2201 Seal Beach Boulevard, Seal Beach, California            90740-8250
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                       (412) 565-4090
                                (Office of the Corporate Secretary)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X      No

181,263,026 shares of registrant's Common Stock, $1.00 par value, and 35,924,602 shares of registrant's Class A Common Stock, $1.00 par value, were outstanding on January 31, 1995.



                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                         Page
                                                                          No.

                    Condensed Consolidated Balance Sheet--
                    December 31, 1994 and September 30, 1994........       2

                    Statement of Consolidated Income--Three Months
                    Ended December 31, 1994 and 1993................       3

                    Statement of Consolidated Cash Flows--
                    Three Months Ended December 31, 1994 and 1993...       4

                    Notes to Financial Statements...................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations...................................      11

                    Other Financial Information.....................      15

          Exhibit 11 - Computation of Earnings Per Share............      16



PART II.  OTHER INFORMATION:

          Item 4.   Submission of Matters to a Vote of
                    Security Holders................................      17

          Item 5.   Other Information...............................      18

          Item 6.   Exhibits and Reports on Form 8-K................      18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      ROCKWELL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                    December 31    September 30
                                                       1994            1994
                                                    (Unaudited)
                                  ASSETS                   (In millions)
Current assets:
   Cash...........................................    $   653.6      $  628.3
   Receivables....................................      2,264.1       2,267.2
   Inventories....................................      1,931.7       1,532.8
   Other current assets...........................        560.8         499.5
   Business held for sale.........................        498.0

           Total current assets...................      5,908.2       4,927.8

Net property......................................      2,630.2       2,383.4
Excess of cost over Reliance net assets acquired..      1,011.1
Other assets......................................      2,638.0       2,549.6

                         TOTAL....................    $12,187.5      $9,860.8

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................    $   927.5      $  160.2
   Accounts payable - trade.......................        923.9         976.9
   Payable to Reliance shareowners................        590.7
   Accrued compensation and benefits..............        692.9         668.8
   Advance payments from customers................        271.2         294.6
   Accrued income taxes...........................        245.3         137.6
   Other current liabilities......................        819.1         781.7

           Total current liabilities..............      4,470.6       3,019.8

Long-term debt....................................      1,495.8         831.0
Accrued retirement benefits.......................      2,540.9       2,414.8
Other liabilities.................................        300.9         239.6

                    Total liabilities.............      8,808.2       6,505.2

Shareowners' equity:
   Preferred stock ...............................          1.4           1.4
   Common Stock (shares issued - 209.5 million)...        209.5         209.5
   Class A Common Stock (shares issued:
     December 31, 1994, 36.2 million;
     September 30, 1994, 36.9 million)............         36.2          36.9
   Additional paid-in capital.....................        174.4         174.0
   Retained earnings..............................      3,849.3       3,762.3
   Currency translation...........................       (135.8)        (97.1)
   Common Stock in treasury, at cost (shares held:
       December 31, 1994, 28.3  million;
       September 30, 1994, 27.8 million)..........       (755.7)       (731.4)

                    Total shareowners' equity.....      3,379.3       3,355.6

                         TOTAL....................    $12,187.5      $9,860.8

                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)



                                                         Three Months Ended
                                                             December 31
                                                         1994           1993
                                                             (In millions)

Revenues:
   Sales............................................   $2,622.9       $2,600.9
   Other income.....................................       22.7           15.6

     Total revenues.................................    2,645.6        2,616.5

Costs and expenses:
   Cost of sales....................................    2,030.6        2,028.2
   Selling, general and administrative..............      319.1          313.5
   Interest.........................................       23.0           26.0

     Total costs and expenses.......................    2,372.7        2,367.7

Income before income taxes..........................      272.9          248.8
Provision for income taxes..........................      108.2           99.3

Net income..........................................   $  164.7       $  149.5


                                                             (In dollars)
Earnings per common share:

   Primary..........................................   $    .76       $    .68

   Fully diluted....................................   $    .74       $    .66

Cash dividends per common share.....................   $    .27       $    .25


                                                             (In millions)
Average common shares outstanding:

   Primary..........................................      218.0          221.2

   Fully diluted....................................      221.4          225.2















                      See Notes to Financial Statements.
                      ROCKWELL INTERNATIONAL CORPORATION
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                          1994          1993
                                                             (In millions)
OPERATING ACTIVITIES:
Net income.........................................     $  164.7      $ 149.5
Adjustments to net income to arrive at
  cash provided by operating activities:
   Depreciation....................................        105.1        103.9
   Amortization of intangible assets...............         14.2         12.9
   Deferred income taxes...........................         26.6          7.9
   Net pension income and contributions............        (20.2)       (15.7)
   Changes in assets and liabilities,
     excluding effects of acquisitions
     and foreign currency adjustments:
       Receivables.................................        171.9         88.7
       Inventories.................................        (95.9)        (1.3)
       Accounts payable - trade....................       (114.3)      (172.7)
       Accrued compensation and benefits...........        (24.6)       (81.8)
       Advance payments from customers.............        (42.3)       (19.5)
       Income taxes................................         46.9         45.1
       Other assets and liabilities................       (106.9)        (54.5)
         Cash provided by operating activities.....        125.2          62.5

INVESTING ACTIVITIES:
Property additions.................................       (108.2)       (67.3)
Acquisition of businesses, net of $59.7 million
  cash balances....................................     (1,576.8)
Proceeds from disposition of property..............         12.3          2.2
       Cash used for investing activities..........     (1,672.7)       (65.1)

FINANCING ACTIVITIES:
Debt activity excluding the acquisition of
  existing Reliance debt:
    Increase in short-term borrowings..............        544.5         20.8
    Payable to Reliance shareowners................        590.7
    Increase in long-term debt.....................        544.7
    Payments of long-term debt.....................         (4.6)        (3.8)
      Net increase in debt.........................      1,675.3         17.0
Purchase of treasury stock.........................        (44.7)        (7.2)
Dividends..........................................        (59.0)       (55.3)
Reissuance of common stock.........................          1.2          7.2
       Cash provided by (used for) financing
       activities..................................      1,572.8        (38.3)

INCREASE (DECREASE) IN CASH........................         25.3        (40.9)

CASH AT BEGINNING OF PERIOD........................        628.3        772.8

CASH AT END OF PERIOD..............................     $  653.6      $ 731.9

Income tax payments were $36.6 million and $44.1 million in the three months ended December 31, 1994 and 1993, respectively.

                      See Notes to Financial Statements.


                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended
September 30, 1994. The results of operations for the three-month periods ended December 31, 1994 and 1993 are not necessarily indicative of the results for the full year.

     It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2. In November 1994 the company entered into a definitive agreement to acquire all shares of common stock of Reliance Electric Company (Reliance), a major manufacturer of industrial products and telecommunications equipment, for $1,586 million. As of December 31, 1994 the company had acquired approximately 62% of the common stock of Reliance on a fully-diluted basis and the acquisition was completed on January 27, 1995. The company has announced its intention to fund a portion of the purchase price with proceeds from the sale of Reliance's telecommunications business.

     At December 31, 1994, the purchase price is presented in the accompanying balance sheet as follows (in millions):

               Short-term debt                          $  495.4
               Payable to Reliance shareowners             590.7
               Long-term debt                              500.0

               Total purchase price                      1,586.1

               Less Business held for sale *               498.0

               Net Estimated Borrowings                 $1,088.1

               *  Assumed proceeds from sale of telecommunications business.

     Although the purchase price, including the payable to Reliance shareowners, will be initially financed through short-term borrowings, $500 million is classified as long-term debt because the company intends and has the ability to refinance this debt on a long-term basis (see Note 9). The sale of the telecommunications business is expected to occur in 1995 and the company's results of operations will not include the results of this business or the interest expense related to the incremental borrowings that are to be funded from the assumed proceeds during the holding period.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



2.   (Continued)

     The acquisition has been accounted for as a purchase as of December 31, 1994 and the results of operations of Reliance (exclusive of its telecommunications business) will be included in the company's statement of consolidated income commencing January 1, 1995. At December 31, 1994 the assets acquired and liabilities assumed have been recorded at estimated fair values determined by the company's management based on information currently available. The company has assumed the proceeds from the sale of the telecommunications business to be equal to Reliance's carrying value of the business and this amount has been reflected in the accompanying balance sheet as "Business held for sale". Any difference between the actual sales proceeds and the assumed sales proceeds will result in an adjustment to goodwill.
The allocation of the purchase price to the assets acquired and liabilities assumed is subject to revision based on appraisals, evaluations, estimations and other studies which are still in process. Currently the excess of cost over net assets acquired is $1,011.1 million.

     The following unaudited pro forma condensed consolidated results of operations combine the historical results of operations of the company and Reliance, assuming Reliance had been acquired and its telecommunications business had been sold at the beginning of each period. The pro forma results are presented for information purposes only and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates presented, or of the results which may occur in the future. Further, the results do not reflect cost savings or other synergies expected to result from the planned integration of Reliance and the company's Automation business.


                                          Three Months Ended December 31
                                         1994                        1993
                                      (In millions, except per share amounts)

        Sales and other income          $ 2,975                    $ 2,912
        Net income                          165                        134
        Earnings per common share:
          Primary                           .76                        .61
          Fully Diluted                     .74                        .59

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 3.  Receivables are summarized as follows (in millions):

                                                  December 31    September 30
                                                     1994            1994

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (December 31, 1994, $77.6;
         September 30, 1994, $68.0)............    $1,503.7       $1,364.2
       United States Government................       128.1          128.1
     Unbilled costs and accrued profits, less
       related progress payments
       (December 31, 1994, $330.6;
       September 30, 1994, $387.4).............       632.3          774.9

       Receivables.............................    $2,264.1       $2,267.2

4.   Inventories are summarized as follows (in millions):

                                                  December 31    September 30
                                                     1994            1994

     Finished goods............................    $  437.3       $  355.5
     Long-term contracts in process............       365.4          300.0
     Work in process...........................       756.3          619.5
     Raw materials, parts and supplies.........       610.6          472.6
       Total...................................     2,169.6        1,747.6
     Less allowance to adjust the carrying
       value of certain inventories to a
       last-in,first-out (LIFO) basis..........        70.5           67.8
     Remainder.................................     2,099.1        1,679.8
     Less related progress payments............       167.4          147.0

       Inventories.............................    $1,931.7       $1,532.8

 5.  Other assets are summarized as follows (in millions):

                                                 December 31   September 30
                                                    1994           1994

     Goodwill.................................    $  624.4      $  589.3
     Patents, product technology and
       other intangibles......................       190.9         187.7
     Prepaid pension costs....................     1,246.8       1,214.6
     Deferred income taxes....................       277.6         299.7
     Customer finance receivables.............       136.5         137.3
     Investments and other assets.............       161.8         121.0

       Other assets...........................    $2,638.0      $2,549.6

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 5.  (Continued)

     The increase in goodwill is due to the acquisition of ICOM, Inc., a major supplier in the automation software industry. Goodwill relating to the Reliance acquisition has been shown separately in the accompanying balance sheet as "Excess of cost over Reliance net assets acquired" (see Note 2).

 6.  Short-term debt consisted of the following (in millions):

                                                 December 31   September 30
                                                    1994           1994

      Short-term bank borrowings,
        principally foreign....................   $  129.1       $  145.2
      Commercial paper.........................      560.0
      Revolving credit line....................      105.0
      Money market lines of credit.............       95.1
      Current portion of long-term debt........       38.3           15.0

       Short-term debt.........................   $  927.5       $  160.2

     In December 1994 the company issued $1,060 million of short-term commercial paper of which $995 million has been used to finance the acquisition of Reliance. Because the company intends and has the ability to refinance $500 million of this debt on a long-term basis, $500 million is classified as long-term debt in the accompanying balance sheet.

     The revolving credit line and the money market lines of credit represent debt of Reliance which has been refinanced with commercial paper borrowings of the company in January 1995.

7.   Other current liabilities are summarized as follows (in millions):

                                                  December 31   September 30
                                                     1994           1994

     Accounts payable - other...................    $242.9        $227.0
     Accrued product warranties.................     209.3         217.4
     Accrued taxes other than income taxes......      72.2          81.8
     Other......................................     294.7         255.5

       Other current liabilities................    $819.1        $781.7

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



8.   Long-term debt consisted of the following (in millions):

                                                 December 31    September 30
                                                    1994            1994

     8-7/8% notes, payable in 1999............    $  300.0       $  300.0
     8-3/8% notes, payable in 2001............       200.0          200.0
     6-3/4% notes, payable in 2002............       300.0          300.0
     6.8% notes, payable in 2003..............       136.7
     Short-term debt to be refinanced on a
       long-term basis (see Note 9)...........       500.0
     Other obligations, principally foreign...        97.4           46.0
       Total..................................     1,534.1          846.0
     Less current portion.....................        38.3           15.0

       Long-term debt.........................    $1,495.8       $  831.0

     The 6.8% notes, payable in 2003, represent $150 million of long-term debt of Reliance which has been adjusted to reflect current interest rates. The $13.3 million discount will be amortized over the remaining term of the debt as interest expense.

 9. The company's financial instruments (including those of Reliance) include cash, notes receivable, short- and long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. At December 31, 1994, the carrying values of the company's financial instruments approximate their fair values based on current market rates.

     In December 1994, in connection with the company's intention to issue
$500 million of long-term debt related to financing the Reliance acquisition, the company entered into two forward interest rate swap agreements with a creditworthy bank to protect itself against interest rate increases. Under these agreements the company is to receive interest payments at a floating rate, based on six-month LIBOR, and is to pay interest at fixed rates of 8.12% on a notional principal amount of $300 million for three years and 8.21% on a notional principal amount of $200 million for ten years. The interest rate swap agreements will be terminated in connection with the issuance of the $500 million of long-term debt. The gain or loss will be based on the difference between the market price of each swap when entered and when terminated and will be deferred and amortized over the term of the related debt.

     The company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on firm and identifiable foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts are executed with creditworthy banks for terms of generally less than six months and are denominated in currencies of major industrial countries. Outstanding foreign currency forward exchange contracts (including those of Reliance), netted on a bank-by-bank basis, amounted to approximately $165 million at December 31, 1994. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.


                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



10.  Accrued retirement benefits consisted of the following (in millions):

                                                 December 31    September 30
                                                    1994            1994

     Accrued retirement medical costs.........    $2,577.7       $2,507.0
     Accrued pension costs....................       155.5           97.8
       Total..................................     2,733.2        2,604.8
     Amount classified as current liability...       192.3          190.0
       Accrued retirement benefits............    $2,540.9       $2,414.8

11. In the quarter ended December 31, 1994, the company purchased 1.3 million shares of Common Stock for $45 million. Since the company's Common Stock repurchase program began in 1984, the company has purchased 111.7 million shares of Common Stock for $2.5 billion.

12. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, employment and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.
                      ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

1995 First Quarter Compared to 1994 First Quarter

The contributions to sales and earnings by business segment of the company for the first quarter of fiscal 1995 and 1994 are presented below (in millions).

                                                           Three Months Ended
                                                               December 31
                                                             1994       1993
     Sales
       Electronics
         Automation                                         $  572     $  461
         Avionics                                              264        296
         Telecommunications                                    159        162
         Defense Electronics                                   185        265
         Total                                               1,180      1,184

       Aerospace
         Space Systems                                         441        493
         Aircraft                                              114        117
         Total                                                 555        610

       Automotive
         Heavy Vehicles                                        450        391
         Light Vehicles                                        274        208
         Total                                                 724        599

       Graphic Systems                                         164        155

    Sales of ongoing business                                2,623      2,548

    Divested business                                                      53

    Total                                                   $2,623     $2,601

    Operating Earnings
       Electronics                                          $ 161.6    $168.9
       Aerospace                                               86.2      81.7
       Automotive                                              48.9      35.1
       Graphic Systems                                         16.8       8.9
    Operating earnings of ongoing businesses                  313.5     294.6
    Divested business                                                    (0.1)
    General corporate - net                                   (17.6)    (19.7)
    Interest expense                                          (23.0)    (26.0)
    Provision for income taxes                               (108.2)    (99.3)
    Total                                                   $ 164.7    $149.5

                      ROCKWELL INTERNATIONAL CORPORATION



RESULTS OF OPERATIONS (Continued)

Sales for the 1995 first quarter continue to reflect the significantly changing composition of the company. Commercial and international sales, which grew a strong 10 percent, now comprise 69 percent of total revenues compared to 64 percent in the first quarter of 1994. With the addition of Reliance to the company's results commencing in the second quarter, commercial and international sales are expected to approach 75 percent of total sales. The composition of the company's sales by customer is as follows (in millions):

                                                Three Months Ended
                                                    December 31
                                                  1994       1993

         U.S. Commercial                         $  894     $  854
         International                              921        803
         U.S. Government:
            DOD                                     461        557
            NASA                                    347        387
         Total                                   $2,623     $2,601

Excluding the divested Automotive Plastics business, first quarter 1995 sales were up three percent over the same period in 1994, despite $135 million lower sales in the company's Aerospace and Defense Electronics businesses.

Automotive's first quarter sales were up 21 percent over the year-earlier period due to continuing strong North American truck sales and a recovery in the European automotive market.

Electronics first quarter sales were about the same as 1994's first quarter as Automation's 24 percent sales increase, due to strong markets and increased market share, was offset by sales decreases in Avionics and Defense Electronics. Avionics was affected by depressed air transport markets and Defense Electronics sales were 30 percent lower than 1994's first quarter due to the completion last year of a major contract. For the full fiscal year, the company expects Defense Electronics sales to be at least equal to the prior year.

Aerospace sales were down 9 percent due to reduced government spending levels while Graphic Systems sales were up 6 percent due to increased sales of newspaper printing presses.

Earnings per share for 1995's first quarter increased 12 percent from last year's first quarter. This marks the eighth consecutive quarter the company has achieved double-digit earnings per share growth. In its first quarter earnings release the company's chairman and chief executive officer said, "Looking forward this strong start to our 1995 fiscal year makes us confident we will again achieve our goal of double-digit annual earnings per share growth. Moreover, our current assessment of the operations of Reliance Electric Company now indicates that this recent acquisition will contribute positively to 1995 earnings and will be increasingly accretive to future earnings as Rockwell expands its leadership positions in global automation markets."

                      ROCKWELL INTERNATIONAL CORPORATION

First quarter earnings of the Electronics businesses were four percent below last year's first quarter as Automation's major earnings increase was offset by lower earnings in Avionics and Telecommunications. Earnings of the Automation business were up 76 percent from last year's first quarter reflecting strong markets and a continuing increase in market share. Automation's incoming orders for the first quarter increased to a record $10.7 million per day. As expected, first quarter earnings of the Avionics and Telecommunications businesses were significantly below the first quarter a year ago. Avionics results continue to be adversely affected by depressed air transport markets and new product investments, including land transportation electronic systems for the trucking industry. The Telecommunications business was affected by price erosion on lower-speed data modem products and launch costs associated with its next-generation very high-speed data modem product which is now ramping up to full production. The company expects both Avionics and Telecommunications will achieve earnings improvements in the second half of 1995. Defense Electronics earnings were slightly below those of last year's first quarter as the impact of lower sales was mostly offset by higher award fees and improved contract performance.

Aerospace first quarter earnings were up six percent over 1994's first quarter which included an $11 million cost adjustment on the AC-130U Gunship program. Aerospace earnings as a percent of sales continue to be strong as vigorous, ongoing cost reduction programs help offset reduced government spending levels.

Automotive's first quarter earnings were up 39 percent from 1994's first quarter led by continuing strong North American truck sales and substantially improved performance in the Heavy Vehicle Systems business. Earnings of Automotive's Light Vehicle Systems business were up slightly from last year's first quarter as the European automotive market recovers. Automotive's first quarter return on sales improved to 6.8 percent compared to 5.9 percent in 1994's first quarter.

Earnings of the Graphic Systems business nearly doubled 1994's first quarter, primarily due to increased sales of higher-margin large newspaper printing presses. Graphic Systems results are also benefitting from continuing cost containment and productivity programs. Based on current delivery schedules, the Company expects significantly higher Graphic Systems earnings in the first half of 1995 than in the second half.


FINANCIAL CONDITION

Changes to the company's financial condition since its September 30, 1994 fiscal year-end are principally related to the inclusion of the assets and liabilities of Reliance and the financing of the company's acquisition of Reliance (see Note 2 of Notes to Financial Statements).

At December 31, 1994 the company had financed through short-term borrowings $995 million of the $1,586 million purchase price of Reliance. Since it is the company's intention to refinance $500 million of these short-term borrowings on a long-term basis, at December 31, 1994, $495 million is classified as short-term debt and $500 million is classified as long-term debt. The company's total debt to total capital ratio (debt as a percent of shareowners' equity plus debt) increased to 42 percent at December 31, 1994 from 23 percent at September 30, 1994.

                      ROCKWELL INTERNATIONAL CORPORATION


FINANCIAL CONDITION (Continued)

The remaining $591 million of the purchase price of Reliance is recorded as a payable to Reliance shareowners at December 31, 1994. In connection with the completion of the acquisition of Reliance in January 1995, this amount has been substantially paid with the proceeds of further short-term borrowings. This additional debt will increase the company's debt to total capital ratio to about 47 percent. With the strong annual cash flow generated by the company's businesses and the proceeds from the company's anticipated sale of Reliance's telecommunications business (classified as "Business held for sale" in the December 31, 1994 balance sheet), the company expects this debt to total capital ratio will return to the 25 to 35 percent range within a three-year period.

Including the interest expense associated with the short- and long-term borrowings for the Reliance acquisition and the operating results of Reliance, the company's ratio of earnings to fixed charges would have declined from 7.8 to
5.0 for the three months ended December 31, 1994.

The company's working capital at December 31, 1994 was $1,438 million, down
$470 million from working capital at September 30, 1994. The decrease is principally due to the $495 million short-term financing of the Reliance acquisition and the $591 million payable to Reliance shareowners at December 31, 1994 offset by the $608 million in working capital of Reliance. The following assets and liabilities of Reliance, including preliminary fair value adjustments, were consolidated in the company's balance sheet at December 31, 1994 (in millions):

     Current assets:
        Cash...........................................    $   57.5
        Receivables....................................       182.5
        Inventories....................................       312.4
        Other current assets...........................        21.1
        Business held for sale.........................       498.0

                Total current assets...................     1,071.5

     Net property......................................       261.6
     Other assets......................................        55.3

                         Total assets..................    $1,388.4

     Current liabilities:
        Short-term debt................................    $  200.2
        Accounts payable - trade.......................        69.9
        Accrued compensation and benefits..............        47.7
        Advance payments from customers................        18.2
        Accrued income taxes...........................        62.9
        Other current liabilities......................        64.1

                Total current liabilities..............       463.0

     Long-term debt....................................       147.8
     Accrued retirement benefits.......................       140.3
     Other liabilities.................................        62.3

                         Total liabilities.............    $  813.4

                      ROCKWELL INTERNATIONAL CORPORATION



FINANCIAL CONDITION (Continued)

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Results of Operations, Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 18 - 19 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. Management believes that at December 31, 1994 there has been no material change to this information.

At December 31, 1994, Reliance had been designated as a potentially responsible party at 18 Superfund sites for which an accrual of $3 million of estimated costs has been recorded by Reliance. Reliance has also identified 13 sites which will require remediation pursuant to other federal, state or local environmental protection requirements for which an accrual of $18 million of estimated costs has been recorded by Reliance. At December 31, 1994 Reliance has recorded a receivable from Exxon Corporation of $17 million, Exxon having agreed to pay for substantially all the environmental costs for certain sites. Exxon has been fulfilling its indemnification obligation except for matters related to one site for which Reliance expects its indemnification claims to eventually total approximately $12 million, most of which is included in the foregoing receivable. As noted in Note 2 of Notes to Financial Statements, the company's assessment of the assets and liabilities of Reliance, including those related to environmental matters, is still in process.

Other Financial Information

In January 1995 the company announced that it had decided to retain ownership of its Switching Systems Division, concluding several months' evaluation of ownership alternatives. The Division has shown steady performance improvements during the past year and contributed to improved first quarter results.

The company's backlog on December 31, 1994 was $11.5 billion compared to $12.4 billion on December 31, 1993. The backlog includes $4.5 billion of commercial orders (including Reliance), $2.3 billion of funded government orders and $4.8 billion of unfunded government orders. Backlog by major business segment is as follows (in millions):

                                                December 31      December 31
                                                   1994              1993

       Aerospace
         Space Systems                           $ 5,169           $ 6,518
         Aircraft                                  1,976             1,642
                                                   7,145             8,160
       Defense Electronics                         1,318             1,582
       Other                                       3,048             2,700
         Total Backlog                           $11,511           $12,442

                                                                    EXHIBIT 11

                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE



                                                       Three Months Ended
                                                           December 31
                                                      1994             1993
                                                      (In millions, except
                                                       per share amounts)

Primary earnings per share:

  Net income................................         $164.7           $149.5
  Deduct dividend requirements on
     preferred stock........................            0.1              0.1

  Total primary earnings....................         $164.6           $149.4

  Average number of common shares
     outstanding during the period..........          218.0            221.2

  Primary earnings per share................         $  .76           $  .68

Fully diluted earnings per share:

  Net income................................         $164.7           $149.5

  Average number of common shares
     outstanding during the
     period assuming full dilution:
       Common stock.........................          218.0            221.2
       Assumed issuance of stock under
         award plans and conversion of
         preferred stock....................            3.4              4.0

  Total fully diluted shares................          221.4            225.2

  Fully diluted earnings per share..........         $  .74           $  .66

PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

(a) The regular annual meeting of shareowners of the registrant was held February 1, 1995.

(c)      At the annual meeting, the shareowners:

         (i) voted to elect 13 directors of the company. Each nominee for director was elected by a vote of the shareowners as follows:

                                            Affirmative votes    Votes withheld

                 Lew Allen, Jr.                431,061,518         6,876,306
                 Donald R. Beall               430,710,530         7,227,294
                 Richard M. Bressler           428,942,559         8,995,265
                 John J. Creedon               430,099,934         7,837,890
                 Robin Chandler Duke           428,036,290         9,901,534
                 Judith L. Estrin              429,641,189         8,296,635
                 William H. Gray, III          428,494,516         9,443,308
                 J. Clayburn La Force, Jr.     430,458,260         7,479,564
                 William T. McCormick, Jr.     431,258,040         6,679,784
                 John D. Nichols               431,064,195         6,873,629
                 Bruce M. Rockwell             430,945,573         6,992,251
                 William S. Sneath             430,675,590         7,262,234
                 Joseph F. Toot, Jr.           430,840,408         7,097,416

          (ii) voted upon a proposal to approve the selection by the Board of Directors of the firm of Deloitte & Touche LLP as auditors of the company. The proposal was approved by a vote of the shareowners as follows:

                      Affirmative votes                428,547,284
                      Negative votes                     4,014,212
                      Abstentions                        5,376,328

         (iii) voted upon a proposal to approve the adoption by the Board of Directors of the 1995 Long-Term Incentives Plan. The proposal was approved by a vote of the shareowners as follows:

                      Affirmative votes                364,059,945
                      Negative votes                    49,977,367
                      Abstentions                       12,369,568
                      Nonvotes                          11,530,944

          (iv) voted upon a proposal to approve the adoption by the Board of Directors of the Directors Stock Plan. The proposal was approved by a vote of the shareowners as follows:

                      Affirmative votes                369,162,217
                      Negative votes                    41,968,284
                      Abstentions                       15,276,379
                      Nonvotes                          11,530,944

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

         The company's financial statements have been prepared on the basis of reasonable estimates, supported by the opinion of outside legal counsel, of the revenue expected to be recovered from the company's claims against the U.S. Government arising out of the government's termination of contracts for its convenience and certain contractual disputes. While management cannot reasonably estimate the length of time that will be required to resolve its claims or whether they will be resolved through negotiation or litigation, it believes their resolution will not have a material adverse effect on the company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 11  -  Computation of Earnings Per Share

               Exhibit 2   -    Agreement and Plan of Merger, dated as of
                                November 21, 1994, by and among Reliance, ROK
                                Acquisition Corporation ("ROK") and the
                                company, filed as Exhibit (a) (24) to
                                Amendment No. 9 to the Tender Offer
                                Statement on Schedule 14D-1 filed on
                                November 22, 1994 by the company and
                                ROK, is hereby incorporated by reference.

               Exhibit 4-a-1 -  Indenture, dated as of April 1, 1993, between
                                Reliance and Bankers Trust Company, as Trustee, filed as Exhibit 4.1 to Reliance's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993, is hereby incorporated by reference.

               Exhibit 4-a-2 -  First Supplemental Indenture, dated as of
                                April 14, 1993, between Reliance and Bankers
                                Trust Company, as Trustee, filed as Exhibit
                                4.1.1 to Reliance's Quarterly Report on Form
                                10-Q for the quarterly period ended
                                March 31, 1993, is hereby incorporated
                                by reference.

               Exhibit 4-a-3 -  Specimen Certificate for Reliance 6.80% Notes
                                due April 15, 2003, filed as Exhibit 4.2 to
                                Reliance's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993, is hereby incorporated by reference.


               Exhibit 12-a -  Computation of Ratio of Earnings to Fixed
                               Charges and Computation of Pro Forma Ratio of Earnings to Fixed Charges for the three months ended December 31, 1994

               Exhibit 12-b -  Computation of Pro Forma Ratio of Earnings to
                               Fixed  Charges for the twelve months ended
                               September 30, 1994

               Exhibit 27   -  Financial Data Schedule

               Exhibit 99-a -  Unaudited financial statements of Reliance and its subsidiaries for the twelve months
                               ended December 31, 1994.

               Exhibit 99-b -  Unaudited pro forma condensed consolidated statement of income of the company and
                               Reliance for the three months ended
                               December 31, 1994.

               (b)  Reports on Form 8-K:

               The Registrant filed a Current Report on Form 8-K, dated December 21, 1994, in respect of the acquisition of Reliance. The items reported in such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). Audited financial statements of Reliance and its subsidiaries for the years ended December 31, 1993 and 1992, unaudited financial statements of Reliance and its subsidiaries for the three- and nine-month periods ended September 30, 1994 and 1993, and certain unaudited pro forma financial information in respect of the company and Reliance were filed therewith.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date         February 9, 1995               By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date         February 9, 1995               By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary