Form 10-Q
period 1995-03-31
ROCKWELL INTERNATIONAL CORP
filed 1995-05-10
CIK 84636

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        March 31, 1995



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

                        Yes      X      No

181,649,412 shares of registrant's Common Stock, $1.00 par value, and 34,928,078 shares of registrant's Class A Common Stock, $1.00 par value, were outstanding on April 30, 1995.



                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                        Page
                                                                         No.

                    Condensed Consolidated Balance Sheet--
                    March 31, 1995 and September 30, 1994..........       2

                    Statement of Consolidated Income--Three Months
                    and Six Months Ended March 31, 1995 and 1994...       3

                    Statement of Consolidated Cash Flows--
                    Six Months Ended March 31, 1995 and 1994.......       4

                    Notes to Financial Statements..................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................      11

                    Other Financial Information....................      17

          Exhibit 11 - Computation of Earnings Per Share...........      18



PART II.  OTHER INFORMATION:

          Item 5.   Other Information..............................      19

          Item 6.   Exhibits and Reports on Form 8-K...............      19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                     March 31      September 30
                                                       1995            1994
                                                    (Unaudited)
                                  ASSETS                   (In millions)
Current assets:
   Cash...........................................    $   640.6      $  628.3
   Receivables....................................      2,533.4       2,267.2
   Inventories....................................      2,027.5       1,532.8
   Other current assets...........................        540.4         499.5
   Business held for sale.........................        497.3

           Total current assets...................      6,239.2       4,927.8

Net property......................................      2,795.1       2,383.4
Intangible assets.................................      1,994.5         777.0
Other assets......................................      1,633.2       1,772.6

                         TOTAL....................    $12,662.0      $9,860.8

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................    $ 1,685.6      $  160.2
   Accounts payable - trade.......................        981.8         976.9
   Accrued compensation and benefits..............        739.9         668.8
   Advance payments from customers................        297.3         294.6
   Accrued income taxes...........................        198.3         137.6
   Other current liabilities......................        913.1         781.7

           Total current liabilities..............      4,816.0       3,019.8

Long-term debt....................................      1,480.3         831.0
Accrued retirement benefits.......................      2,544.9       2,414.8
Other liabilities.................................        324.4         239.6

                    Total liabilities.............      9,165.6       6,505.2

Shareowners' equity:
   Preferred stock ...............................          1.3           1.4
   Common Stock (shares issued - 209.5 million)...        209.5         209.5
   Class A Common Stock (shares issued:
     March 31, 1995, 35.3 million;
     September 30, 1994, 36.9 million)............         35.3          36.9
   Additional paid-in capital.....................        176.3         174.0
   Retained earnings..............................      3,954.5       3,762.3
   Currency translation...........................       (112.7)        (97.1)
   Common Stock in treasury, at cost (shares held:
       March 31, 1995, 28.2  million;
       September 30, 1994, 27.8 million)..........       (767.8)       (731.4)

                    Total shareowners' equity.....      3,496.4       3,355.6

                         TOTAL....................    $12,662.0      $9,860.8

                      See Notes to Financial Statements.
                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)



                                    Three Months Ended      Six Months Ended
                                         March 31              March 31
                                      1995       1994       1995       1994
                                                   (In millions)
Revenues:
  Sales..........................  $3,361.0   $2,761.5   $5,983.9   $5,362.4
  Other income...................      17.4       14.1       40.1       29.7

    Total revenues...............   3,378.4    2,775.6    6,024.0    5,392.1

Costs and expenses:
  Cost of sales..................   2,571.9    2,157.9    4,602.5    4,186.1
  Selling, general and
    administrative...............     444.7      335.4      763.8      648.9
  Interest.......................      44.6       25.0       67.6       51.0

    Total costs and expenses.....   3,061.2    2,518.3    5,433.9    4,886.0

Income before income taxes.......     317.2      257.3      590.1      506.1
Provision for income taxes.......     125.8      102.6      234.0      201.9

Net income ......................  $  191.4   $  154.7   $  356.1   $  304.2


                                                  (In dollars)

Earnings per common share:

   Primary.......................  $    .88   $    .70   $   1.64  $    1.38

   Fully diluted.................  $    .87   $    .69   $   1.61  $    1.35

Cash dividends per common share..  $    .27   $    .25   $    .54  $     .50


                                                  (In millions)

Average common shares outstanding:

   Primary.......................     217.0      221.1      217.5      221.1

   Fully diluted.................     221.1      225.8      221.7      225.7














                      See Notes to Financial Statements.
                      ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                           Six Months Ended
                                                               March 31
                                                         1995           1994
                                                             (In millions)
OPERATING ACTIVITIES:
Net income...........................................  $   356.1      $ 304.2
Adjustments to net income to arrive at
  cash provided by operating activities:
    Depreciation.....................................      218.4        211.0
    Amortization of intangible assets................       39.8         24.7
    Deferred income taxes............................       55.5         21.0
    Net pension income and contributions.............      (40.4)       (33.2)
    Changes in assets and liabilities, excluding
      effects of acquisitions and foreign currency
      adjustments:
        Receivables..................................      (62.4)        16.5
        Inventories..................................     (171.4)       (72.2)
        Accounts payable - trade.....................      (85.8)      (120.1)
        Accrued compensation and benefits............      (12.2)       (72.9)
        Advance payments from customers..............      (16.7)       (10.9)
        Income taxes.................................      (15.7)         3.2
        Other assets and liabilities.................      (41.4)       (93.0)
           Cash provided by operating activities.....      223.8        178.3

INVESTING ACTIVITIES:
Property additions...................................     (271.0)      (195.4)
Acquisition of businesses, net of $59.7 million
  cash balances......................................   (1,578.2)
Proceeds from disposition of property................       17.2          5.9
           Cash used for investing activities........   (1,832.0)      (189.5)

FINANCING ACTIVITIES:
Debt activity excluding the acquisition of
  existing Reliance debt:
    Increase in short-term borrowings................    1,315.5        112.2
    Increase in long-term debt.......................      543.3         17.7
    Payments of long-term debt.......................      (38.1)      (204.5)
      Net increase (decrease) in debt................    1,820.7        (74.6)
 Purchase of treasury stock..........................      (93.2)       (61.7)
 Dividends...........................................     (117.7)      (110.7)
 Reissuance of common stock..........................       10.7         31.5
           Cash provided by (used for) financing
             activities..............................    1,620.5       (215.5)

INCREASE (DECREASE) IN CASH..........................       12.3       (226.7)

CASH AT BEGINNING OF PERIOD..........................      628.3        772.8

CASH AT END OF PERIOD................................  $   640.6      $ 546.1

Income tax payments were $172.3 million and $172.5 million in the six months ended March 31, 1995 and 1994, respectively.


                      See Notes to Financial Statements.
                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended September 30, 1994. The results of operations for the three- and six-month periods ended March 31, 1995 are not necessarily indicative of the results for the full year.

    It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2. In November 1994 the company entered into a definitive agreement to acquire all shares of common stock of Reliance Electric Company (Reliance), a major manufacturer of industrial products and telecommunications equipment, for $1,586 million. The acquisition was completed on January 27, 1995. The purchase price has been financed through $1,086 million of short-term borrowings and $500 million of long-term debt.

    The company has announced its intention to fund a portion of the purchase price with proceeds from the sale of Reliance's telecommunications business which is expected to occur in 1995. The company's results of operations do not include the results of this business or the interest expense during the holding period related to the incremental borrowings that are to be repaid with the assumed proceeds. The company has assumed the proceeds from the sale of the telecommunications business to be equal to Reliance's carrying value of the business as of December 31, 1994, adjusted for interest expense and operating earnings, and this amount has been reflected in the accompanying balance sheet as "Business held for sale". Any difference between the actual sales proceeds and the assumed sales proceeds will result in an adjustment to goodwill.

    The acquisition of Reliance has been accounted for as a purchase as of December 31, 1994 and the results of operations of Reliance (exclusive of its telecommunications business) are included in the company's statement of consolidated income commencing January 1, 1995. At December 31, 1994 the assets acquired and liabilities assumed were recorded at estimated fair values determined by the company's management based on appraisals, evaluations, estimations and other studies, some of which are still in process. The excess of the purchase price over the estimated fair value of the net tangible assets acquired has been recorded as identifiable intangibles of $380.9 million and goodwill of $812.7 million, which are being amortized over periods ranging from seven to forty years (see
    Note 5).

                      ROCKWELL INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

 2.      (Continued)

    The following unaudited pro forma condensed consolidated results of operations combine the historical results of operations of the company and Reliance, assuming Reliance had been acquired and its telecommunications business had been sold at the beginning of each period. The pro forma results are presented for information purposes only and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates presented, or of the results which may occur in the future. Further, the results do not reflect additional cost savings or other synergies expected to result from the integration of Reliance and the company's Automation business.

                                             Six Months Ended March 31
                                         1995                        1994
                                      (In millions, except per share amounts)

            Sales and other income          $ 6,353                    $ 5,982
            Net income                          356                        280
            Earnings per common share:
              Primary                          1.64                       1.27
              Fully Diluted                    1.61                       1.24



 3. Receivables are summarized as follows (in millions):

                                                   March 31     September 30
                                                     1995           1994

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (March 31, 1995, $78.1;
         September 30, 1994, $68.0)............    $1,713.3       $1,364.2
       United States Government................       102.0          128.1
     Unbilled costs and accrued profits,
       less related progress payments
       (March 31, 1995, $306.2;
       September 30, 1994, $387.4).............       718.1          774.9

       Receivables.............................    $2,533.4       $2,267.2

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 4. Inventories are summarized as follows (in millions):

                                                   March 31     September 30
                                                     1995           1994

     Finished goods............................    $  475.4       $  355.5
     Long-term contracts in process............       398.1          300.0
     Work in process...........................       832.9          619.5
     Raw materials, parts and supplies.........       571.2          472.6
       Total...................................     2,277.6        1,747.6
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis..................        72.1           67.8
     Remainder.................................     2,205.5        1,679.8
     Less related progress payments............       178.0          147.0

       Inventories.............................    $2,027.5       $1,532.8


5.  Intangible assets are summarized as follows (in millions):

                                                  March 31     September 30
                                                    1995           1994

     Goodwill.................................    $1,429.7      $  589.3
     Trademarks, patents, product technology
       and other intangibles..................       564.8         187.7

       Intangible assets......................    $1,994.5      $  777.0

    The increase in goodwill and intangible assets is primarily due to the acquisition of Reliance (see Note 2).


6.  Other assets are summarized as follows (in millions):

                                                  March 31     September 30
                                                    1995           1994

     Prepaid pension costs....................    $1,267.0      $1,214.6
     Deferred income taxes....................        76.5         299.7
     Customer finance receivables.............       132.1         137.3
     Investments and other assets.............       157.6         121.0

       Other assets...........................    $1,633.2      $1,772.6

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


 7. Short-term debt consisted of the following (in millions):

                                                  March 31     September 30
                                                    1995           1994

      Commercial paper.........................   $1,550.0       $   40.0
      Short-term bank borrowings,
        principally foreign....................      116.4          105.2
      Current portion of long-term debt........       19.2           15.0

       Short-term debt.........................   $1,685.6       $  160.2

    The short-term commercial paper borrowings are primarily due to financing of the Reliance acquisition and refinancing $200 million of Reliance short-term borrowings (see Note 2).


 8. Other current liabilities are summarized as follows (in millions):

                                                   March 31    September 30
                                                     1995          1994

     Accounts payable - other...................    $274.4        $227.0
     Accrued product warranties.................     219.0         217.4
     Accrued taxes other than income taxes......      87.4          81.8
     Other......................................     332.3         255.5

       Other current liabilities................    $913.1        $781.7

 9. Long-term debt consisted of the following (in millions):

                                                  March 31     September 30
                                                    1995           1994

     7-5/8% notes, payable in 1998............    $  300.0
     8-7/8% notes, payable in 1999............       300.0       $  300.0
     8-3/8% notes, payable in 2001............       200.0          200.0
     6-3/4% notes, payable in 2002............       300.0          300.0
     6.8% notes, payable in 2003..............       137.1
     7-7/8% notes, payable in 2005............       200.0
     Other obligations, principally foreign...        62.4           46.0
       Total..................................     1,499.5          846.0
     Less current portion.....................        19.2           15.0

       Long-term debt.........................    $1,480.3       $  831.0

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



9.       (Continued)

    In February 1995 the company issued $300 million of 7-5/8% notes due February 17, 1998 and $200 million of 7-7/8% notes due February 15, 2005. The proceeds were used to finance the acquisition of Reliance.

    The 6.8% notes, payable in 2003, represent $150 million of long-term debt of Reliance which has been adjusted to reflect interest rates in effect at the time of the acquisition. The discount is being amortized over the remaining term of the debt as interest expense.

10. The company's financial instruments include cash, notes receivable, short-and long-term debt and foreign currency forward exchange contracts. At March 31, 1995, the carrying values of the company's financial instruments approximate their fair values based on current market rates.

    In December 1994, in connection with the company's intention to issue
    $500 million of long-term debt related to financing the Reliance acquisition, the company entered into two forward interest rate swap agreements with a creditworthy bank to protect itself against interest rate increases. In February 1995 the interest rate swap agreements were terminated in connection with the issuance of the $500 million of long-term debt. The cost of terminating the swaps was deferred and is being amortized over the term of the related debt (see Note 9).

    The company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on firm and identifiable foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts are executed with creditworthy banks for terms of generally less than six months and are denominated in currencies of major industrial countries. Outstanding foreign currency forward exchange contracts, netted on a bank-by-bank basis, amounted to approximately $237 million at March 31, 1995. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.
                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



11. Accrued retirement benefits consisted of the following (in millions):

                                                  March 31      September 30
                                                    1995            1994

     Accrued retirement medical costs.........    $2,571.9       $2,507.0
     Accrued pension costs....................       170.2           97.8
       Total..................................     2,742.1        2,604.8
     Amount classified as current liability...       197.2          190.0
       Accrued retirement benefits............    $2,544.9       $2,414.8

12. In the quarter ended March 31, 1995, the company purchased 1.3 million shares of Common Stock for $49 million. Since the company's Common Stock repurchase program began in 1984, the company has purchased 113.0 million shares of Common Stock for $2.6 billion.

13. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, employment and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.
                      ROCKWELL INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1995 Second Quarter Compared to 1994 Second Quarter

Following the acquisition of Reliance and its integration with Allen-Bradley's Automation business, the company has expanded disclosure of its Electronics businesses to disclose separately operating earnings of its Automation business. (See Exhibit 99-b for an expanded presentation of operating earnings of the company's Electronics businesses for each of the five years in the period ended September 30, 1994.) The contributions to sales and earnings by business segment of the company for the second quarter of fiscal 1995 and 1994 are presented below (in millions).
                                                       Three Months Ended
                                                             March 31
                                                         1995       1994
     Sales
       Electronics
         Automation                                     $   974     $   512
         Avionics                                           310         311
         Telecommunications                                 219         178
         Defense Electronics                                207         256
         Total Electronics                                1,710       1,257
       Aerospace
         Space Systems                                      482         511
         Aircraft                                           150         147
         Total Aerospace                                    632         658
       Automotive
         Heavy Vehicle Systems                              513         441
         Light Vehicle Systems                              302         215
         Total Automotive                                   815         656
       Graphic Systems                                      204         132

    Sales of ongoing businesses                           3,361       2,703

    Divested business                                                    58

    Total                                               $ 3,361     $ 2,761

    Operating Earnings
       Electronics
         Automation                                     $ 138.5     $  72.7
         Avionics/Telecom/Defense                          94.2       105.8
           Total Electronics                              232.7       178.5
       Aerospace                                           85.5        93.6
       Automotive                                          60.9        25.6
       Graphic Systems                                     21.4         5.2
    Operating earnings of ongoing businesses              400.5       302.9
    Divested business                                                   3.6
    General corporate - net                               (38.7)      (24.2)
    Interest expense                                      (44.6)      (25.0)
    Provision for income taxes                           (125.8)     (102.6)
    Net Income                                          $ 191.4     $ 154.7

                      ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Sales for the second quarter of $3.4 billion were $.6 billion, or 21 percent, higher than 1994's second quarter sales of $2.8 billion. The increase is about equally attributable to the inclusion of the recently acquired Reliance and to growth in the company's other commercial businesses. In the quarter, commercial and international sales were up 38 percent from last year's second quarter, and now comprise 73 percent of total revenues compared to 64 percent in the second quarter of 1994.

Earnings per share for the 1995 second quarter of 88 cents increased 26 percent over last year's 70 cents per share, marking the ninth consecutive quarter the company has achieved double-digit earnings per share growth. For the quarter, Reliance contributed $339 million in sales, and its earnings, after considering the financing cost of the acquisition and amortization of goodwill and other intangible assets, added three cents per share to the company's results. In its second quarter earnings release the company's chairman and chief executive officer said, "As we look to the second half of our fiscal year, we see our businesses continuing at a strong level and expect to achieve full year earnings per share in the range of $3.35 to $3.40."

Net income of $191.4 million for 1995's second quarter increased 24 percent from 1994's second quarter net income of $154.7 million primarily due to major earnings gains by the company's Automation, Automotive and Graphic Systems businesses.

Second quarter earnings of the Electronics businesses were 30 percent higher than last year's second quarter due to the major earnings gain in Automation. Operating earnings, which exclude interest expense, of the Automation business were up $66 million over the year earlier quarter with equal contribution from continued strong worldwide markets for Allen-Bradley products and the inclusion of Reliance in this quarter's results. Automation's incoming orders increased to $16.8 million per day, a 1.1 book to bill ratio. With Reliance operations fully integrated with Allen-Bradley, Automation's sales and earnings in the second half of this year are expected to be substantially ahead of last year's second half.

In the company's other Electronics businesses, earnings of the Avionics business were ahead of last year's second quarter primarily due to increased sales in its commercial markets. The company expects Avionics will achieve continued earnings improvements in the second half of 1995. As expected, Telecommunications earnings in the quarter were below 1994, principally due to continued pricing pressures on lower-speed data modems and launch costs associated with the next generation high-speed data modem products. As production of these new products continues to ramp up to meet strong demand, the company expects higher Telecommunications earnings in the second half of 1995. Earnings of Defense Electronics were below 1994's second quarter due to lower sales.

                             ROCKWELL INTERNATIONAL CORPORATION

Aerospace second quarter earnings were down nine percent primarily due to lower award fees.

Automotive's second quarter earnings more than doubled last year's second quarter. Heavy Vehicle Systems had a strong earnings increase resulting from a 16 percent increase in sales, improved operating performance and lower product warranty costs. Light Vehicle Systems also recorded higher second quarter earnings due to improved volume which more than offset higher new product launch costs. Automotive's second quarter return on sales increased to 7.5 percent compared to 3.9 percent in 1994's second quarter.

Earnings of the Graphic Systems business were substantially higher than 1994's second quarter primarily due to increased sales, particularly in the higher-margin large newspaper printing press business. While the Company expects Graphic Systems earnings for the second half of 1995 will continue to be above the comparable 1994 periods, total second half earnings are expected to be lower than this year's first half.

The company's current year second quarter results were adversely affected by higher corporate expenses, principally adjustments to reserves for costs related to divested businesses. Interest expense for the second quarter increased due to borrowings for the Reliance acquisition.

                        ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Six Months Ended March 31, 1995 Compared to Six Months Ended March 31, 1994

The contributions to sales and earnings by business segment of the company for the six months ended March 31, 1995 and 1994 are presented below (in millions).

                                                      Six Months Ended
                                                          March 31
                                                      1995       1994
     Sales
       Electronics
         Automation                                 $ 1,546     $   973
         Avionics                                       574         607
         Telecommunications                             378         340
         Defense Electronics                            392         521
         Total Electronics                            2,890       2,441
       Aerospace
         Space Systems                                  923       1,004
         Aircraft                                       264         264
         Total Aerospace                              1,187       1,268

       Automotive
         Heavy Vehicle Systems                          963         832
         Light Vehicle Systems                          576         423
         Total Automotive                             1,539       1,255

       Graphic Systems                                  368         287

    Sales of ongoing businesses                       5,984       5,251

    Divested business                                               111

    Total                                           $ 5,984     $ 5,362

    Operating Earnings
      Electronics
        Automation                                  $ 229.6     $ 124.6
        Avionics/Telecom/Defense                      164.7       222.8
          Total Electronics                           394.3       347.4
      Aerospace                                       171.7       175.3
      Automotive                                      109.8        60.7
      Graphic Systems                                  38.2        14.1
    Operating earnings of ongoing businesses          714.0       597.5
    Divested business                                               3.5
    General corporate - net                           (56.3)      (43.9)
    Interest expense                                  (67.6)      (51.0)
    Provision for income taxes                       (234.0)     (201.9)
    Net Income                                      $ 356.1     $ 304.2


                      ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Sales of $6 billion for the first six months of 1995 increased $622 million, or 12 percent, over the same period a year ago principally due to the inclusion of second quarter sales of Reliance and to strong demand for the company's Allen-Bradley Automation products and its Automotive heavy and light vehicle components products. In addition, higher sales, particularly of large newspaper printing presses, were recorded by the Graphic Systems business. Sales of the company's Defense Electronics and Aerospace businesses were lower due to the completion last year of a major defense electronics contract and reduced government spending levels. Net income for the first six months of 1995 was up 17 percent over 1994's first half net income.

Electronics earnings for the first six months of fiscal 1995 were up 14 percent from the same period a year ago due to substantial earnings increases in the Automation business resulting from strong worldwide markets and the inclusion of Reliance in the second quarter results. Avionics earnings were lower due to depressed air transport markets in the first quarter and new product investments. Earnings of the Telecommunications business were down significantly due to pricing pressures on lower-speed data modems and launch costs associated with the next generation high-speed data modem products. Defense Electronics earnings were slightly below those of last year's first half due to lower sales.

Aerospace earnings for the first six months of 1995 were slightly below those of the comparable 1994 period even though last year's earnings were reduced by a cost adjustment on the AC-130U Gunship Program. Current year earnings were adversely affected by lower sales and award fees.

Automotive's earnings for the first six months of 1995 increased 81 percent over last year's first six months primarily due to substantial earnings growth in its Heavy Vehicle Systems business resulting from strong North American truck markets, improved operating performance and lower product warranty costs. Earnings of Automotive's Light Vehicle Systems business were also up from last year's first six months due to improved volume which more than offset higher new product launch costs.

Earnings of the Graphic Systems business for the first half of 1995 improved significantly from the year earlier due to increased sales particularly in the higher-margin large newspaper printing press business.

FINANCIAL CONDITION

Changes to the company's financial condition since its September 30, 1994 fiscal year-end are principally related to the inclusion of the assets and liabilities of Reliance and the financing of the company's acquisition of Reliance (see
Note 2 of Notes to Financial Statements).

The company has financed the $1,586 million purchase price of Reliance through $1,086 million of short-term debt and $500 million of long-term debt. The company's total debt to total capital ratio (debt as a percent of shareowners' equity plus debt) increased to 48 percent at March 31, 1995 from 23 percent at September 30, 1994.

                      ROCKWELL INTERNATIONAL CORPORATION

With the strong annual cash flow generated by the company's businesses and the proceeds from the company's anticipated sale of Reliance's telecommunications business, the company expects its debt to total capital ratio will return to the 25 to 35 percent range within a three-year period.

The company's working capital at March 31, 1995 was $1,423 million, down
$485 million from working capital at September 30, 1994. The decrease is principally due to the $1,086 million short-term financing of the Reliance acquisition at March 31, 1995 offset by the addition of $557 million in working capital of Reliance.

During the second quarter, the company increased its 1995 plan for capital expenditures from $575 million to $675 million to provide for capital spending by the Reliance and other Automation operations as well as additional expenditures in the company's Telecommunications business.

On March 31, 1995, the company filed amended claims with respect to contractual disputes on the AC-130U gunship full-scale development and production contracts increasing its claims to $547 million. While management cannot reasonably estimate the length of time that will be required to resolve these claims, it believes their resolution will not have a material adverse effect on the company's financial statements.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Results of Operations, Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 18 - 19 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and, with respect to Reliance, in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 15 of the company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994. Management believes that at March 31, 1995 there has been no material change to this information.
                      ROCKWELL INTERNATIONAL CORPORATION



Other Financial Information

(a) The company's backlog on March 31, 1995 was $11.3 billion compared to $11.7 billion on March 31, 1994. The backlog includes $4.7 billion of commercial orders, $2.3 billion of funded government orders and $4.3 billion of unfunded government orders. Backlog by major businesses is as follows (in millions):

                                                 March 31          March 31
                                                   1995              1994

       Electronics
         Automation                              $   647            $   207
         Avionics                                  1,119              1,136
         Telecommunications                          450                269
         Defense Electronics                       1,281              1,455
                                                   3,497              3,067
       Aerospace
         Space Systems                             4,575              5,937
         Aircraft                                  2,158              1,568
                                                   6,733              7,505
       Automotive                                    592                619
       Graphic Systems                               507                541
         Total Backlog                           $11,329            $11,732

(b) The composition of the company's sales by customer is as follows (in millions):
                                      Three Months Ended     Six Months Ended
                                           March 31               March 31
                                       1995       1994        1995       1994

         U.S. Commercial              $1,332     $  917      $2,226     $1,771
         International                 1,115        854       2,036      1,657
         U.S. Government:
            DOD                          550        571       1,011      1,128
            NASA                         364        419         711        806
         Total                        $3,361     $2,761      $5,984     $5,362

                                                                    EXHIBIT 11
                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE


                                   Three Months Ended       Six Months Ended
                                         March 31                 March 31
                                     1995        1994         1995       1994
                                      (In millions, except per share amounts)


Primary earnings per share:

  Net income......................  $191.4      $154.7       $356.1     $304.2
  Deduct dividend requirements
    on preferred stock............     0.1         0.1          0.1        0.1

  Total primary earnings..........  $191.3      $154.6       $356.0     $304.1

  Average number of common
    shares outstanding during
    the period...............        217.0       221.1        217.5      221.1

  Primary earnings per share......  $  .88      $  .70       $ 1.64     $ 1.38

Fully diluted earnings per share:

  Net income......................  $191.4      $154.7       $356.1     $304.2

  Average number of common shares
    outstanding during the period
    assuming full dilution:
      Common stock................   217.0       221.1         217.5      221.1
      Assumed issuance of stock
        under award plans and
        conversion of preferred
        stock.....................     4.1         4.7           4.2        4.6

  Total fully diluted shares......   221.1       225.8         221.7      225.7

  Fully diluted earnings
     per share....................  $  .87      $  .69        $ 1.61     $ 1.35

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

Item 6.         Exhibits and Reports on Form 8-K

(a)        Exhibits:

           Exhibit 3      -      Copy of By-Laws of the company as
                                 amended effective May 3, 1995

           Exhibit 10     -      Copy of letter dated February 1, 1995
                                 from the company to Judith L. Estrin

           Exhibit 11     -      Computation of Earnings Per Share

           Exhibit 12     -      Computation of Ratio of Earnings to
                                 Fixed Charges and Computation of Pro
                                 Forma Ratio of Earnings to Fixed
                                 Charges for the six months ended
                                 March 31, 1995.

           Exhibit 27     -      Financial Data Schedule

           Exhibit 99-a   -      Unaudited pro forma condensed
                                 consolidated statement of income of
                                 the company and Reliance for the six
                                 months ended March 31, 1995.

           Exhibit 99-b   -      Operating Earnings of the Company's
                                 Electronics Businesses for each of
                                 the five years in the period ended
                                 September 30, 1994.











PART II.        OTHER INFORMATION (CONTINUED)

Item 6.         Exhibits and Reports on Form 8-K (Continued)

(b)  Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K, dated
      February 23, 1995, in respect of the issuance of $300 million aggregate principal amount of its 7-5/8% Notes due February 17, 1998 and $200 million aggregate principal amount of its 7-7/8% Notes due February 15, 2005. The items reported in such current report were
      Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).




                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date           May 10, 1995                 By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date           May 10, 1995                 By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary

ROCKWELL INTERNATIONAL CORPORATION
INDEX OF EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995



                                                                  Page
Exhibit 3     Copy of By-Laws of the company as amended
              effective May 3, 1995                                23

Exhibit 10    Copy of letter dated February 1, 1995 from the
              company to Judith L. Estrin                          50

Exhibit 12    Computation of Ratio of Earnings to Fixed
              Charges and Computation of Pro Forma Ratio of
              Earnings to Fixed Charges for the six months
              ended March 31, 1995                                 51

Exhibit 99-a  Unaudited pro forma condensed consolidated
              statement of income of the company and Reliance
              for the six months ended March 31, 1995.             52

Exhibit 99-b  Operating Earnings of the Company's Electronics
              Businesses for each of the five years in the
              period ended September 30, 1994.                     55