Form 10-Q
period 1995-06-30
ROCKWELL INTERNATIONAL CORP
filed 1995-08-09
CIK 84636

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        June 30, 1995



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

                        Yes      X      No

183,678,027 shares of registrant's Common Stock, $1.00 par value, and 33,429,581 shares of registrant's Class A Common Stock, $1.00 par value, were outstanding on July, 31 1995.



                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                        Page
                                                                         No.

                    Condensed Consolidated Balance Sheet--
                    June 30, 1995 and September 30, 1994............      2

                    Statement of Consolidated Income--Three Months
                    and Nine Months Ended June 30, 1995 and 1994....      3

                    Statement of Consolidated Cash Flows--
                    Nine Months Ended June 30, 1995 and 1994........      4

                    Notes to Financial Statements....................     5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations....................................    10

                    Other Financial Information......................    16

          Exhibit 11 - Computation of Earnings Per Share.............    17



PART II.  OTHER INFORMATION:

          Item 5.   Other Information................................    18

          Item 6.   Exhibits and Reports on Form 8-K.................    18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                      June 30     September 30
                                                       1995            1994
                                                    (Unaudited)
                                  ASSETS                   (In millions)
Current assets:
   Cash...........................................    $   577.3      $  628.3
   Receivables....................................      2,550.3       2,267.2
   Inventories....................................      2,064.9       1,532.8
   Other current assets...........................        505.1         499.5
   Business held for sale.........................        475.0

           Total current assets...................      6,172.6       4,927.8

Net property......................................      2,895.0       2,383.4
Intangible assets.................................      2,026.0         777.0
Other assets......................................      1,716.2       1,772.6

                         TOTAL....................    $12,809.8      $9,860.8

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................    $ 1,295.6      $  160.2
   Accounts payable - trade.......................        941.1         976.9
   Accrued compensation and benefits..............        781.2         668.8
   Advance payments from customers................        313.1         294.6
   Accrued income taxes...........................        120.6         137.6
   Other current liabilities......................        978.7         781.7

           Total current liabilities..............      4,430.3       3,019.8

Long-term debt....................................      1,777.7         831.0
Accrued retirement benefits.......................      2,533.8       2,414.8
Other liabilities.................................        407.3         239.6

                    Total liabilities.............      9,149.1       6,505.2

Shareowners' equity:
   Preferred stock ...............................          1.3           1.4
   Common Stock (shares issued - 209.5 million)...        209.5         209.5
   Class A Common Stock (shares issued:
     June 30, 1995, 34.2 million;
     September 30, 1994, 36.9 million)............         34.2          36.9
   Additional paid-in capital.....................        183.5         174.0
   Retained earnings..............................      4,060.6       3,762.3
   Currency translation...........................        (93.9)        (97.1)
   Common Stock in treasury, at cost (shares held:
       June 30, 1995, 26.6  million;
       September 30, 1994, 27.8 million)..........       (734.5)       (731.4)

                    Total shareowners' equity.....      3,660.7       3,355.6

                         TOTAL....................    $12,809.8      $9,860.8

                      See Notes to Financial Statements.
                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)



                                    Three Months Ended     Nine Months Ended
                                          June 30               June 30
                                      1995       1994       1995       1994
                                                   (In millions)
Revenues:
  Sales..........................  $3,452.4   $2,872.3   $9,436.3   $8,234.7
  Other income...................      32.6       12.3       72.7       42.0

    Total revenues...............   3,485.0    2,884.6    9,509.0    8,276.7

Costs and expenses:
  Cost of sales..................   2,660.9    2,217.6    7,263.4    6,403.7
  Selling, general and
    administrative...............     445.8      369.2    1,209.6    1,018.1
  Interest.......................      51.9       23.6      119.5       74.6

    Total costs and expenses.....   3,158.6    2,610.4    8,592.5    7,496.4

Income before income taxes.......     326.4      274.2      916.5      780.3
Provision for income taxes.......     129.4      109.3      363.4      311.2

Net income ......................  $  197.0   $  164.9   $  553.1   $  469.1


                                                  (In dollars)

Earnings per common share:

   Primary.......................  $    .90   $    .74   $   2.54  $    2.12

   Fully diluted.................  $    .88   $    .73   $   2.49  $    2.08

Cash dividends per common share..  $    .27   $    .25   $    .81  $     .75


                                                  (In millions)

Average common shares outstanding:

   Primary.......................     216.8      220.4      217.3      220.9

   Fully diluted.................     221.8      224.3      222.5      225.1














                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                          Nine Months Ended
                                                               June 30
                                                         1995           1994
                                                             (In millions)
OPERATING ACTIVITIES:
Net income...........................................  $   553.1      $ 469.1
Adjustments to net income to arrive at
  cash provided by operating activities:
    Depreciation.....................................      336.9        322.3
    Amortization of intangible assets................       69.6         38.5
    Deferred income taxes............................       82.5         36.8
    Net pension income and contributions.............      (60.6)       (80.7)
    Changes in assets and liabilities, excluding
      effects of acquisitions and foreign currency
      adjustments:
        Receivables..................................      (74.1)         0.4
        Inventories..................................     (184.1)      (116.2)
        Accounts payable - trade.....................     (134.3)       (54.2)
        Accrued compensation and benefits............       21.9        (26.1)
        Advance payments from customers..............       (6.3)        (2.4)
        Income taxes.................................      (68.9)        56.3
        Other assets and liabilities.................       (6.1)       (73.2)
           Cash provided by operating activities.....      529.6        570.6

INVESTING ACTIVITIES:
Property additions...................................     (443.8)      (349.9)
Acquisition of businesses, net of cash balances of
  $59.7 million in 1995 and $3.2 million in 1994.....   (1,616.2)       (13.3)
Proceeds from disposition of property and businesses.       28.8          8.0
           Cash used for investing activities........   (2,031.2)      (355.2)

FINANCING ACTIVITIES:
Debt activity excluding the acquisition of
  existing Reliance debt:
    Increase in short-term borrowings................      921.9         26.5
    Increase in long-term debt.......................      826.7         17.7
    Payments of long-term debt.......................      (43.9)      (208.2)
      Net increase (decrease) in debt................    1,704.7       (164.0)
 Purchase of treasury stock..........................     (120.4)      (108.8)
 Dividends...........................................     (176.3)      (165.9)
 Reissuance of common stock..........................       42.6         36.3
           Cash provided by (used for) financing
             activities..............................    1,450.6       (402.4)

DECREASE IN CASH.....................................      (51.0)      (187.0)

CASH AT BEGINNING OF PERIOD..........................      628.3        772.8

CASH AT END OF PERIOD................................  $   577.3      $ 585.8

Income tax payments were $337.3 million and $206.1 million in the nine months ended June 30, 1995 and 1994, respectively.


                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended September 30, 1994. The results of operations for the three- and nine-month periods ended June 30, 1995 are not necessarily indicative of the results for the full year.

    It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2. In January 1995, the company completed its acquisition of Reliance
    Electric Company (Reliance), a major manufacturer of industrial products and telecommunications equipment, for $1,586 million. The purchase price was financed through $786 million of short-term borrowings and $800 million of long-term debt. A portion of the short-term debt was repaid with the $475 million proceeds from the August 1995 sale of Reliance's telecommunications business to an affiliate of Kohlberg Kravis Roberts & Co. The company's results of operations do not include the results of Reliance's telecommunications business or the interest expense during the holding period related to the incremental borrowings that were repaid with the sales proceeds. The carrying value of the business as of June 30, 1995, which is reflected in the accompanying balance sheet as "Business held for sale", has been adjusted to equal the approximate sales proceeds, with a corresponding increase to goodwill.

    The acquisition of Reliance has been accounted for as a purchase as of December 31, 1994 and the results of operations of Reliance (exclusive of its telecommunications business) are included in the company's statement of consolidated income commencing January 1, 1995. The assets acquired and liabilities assumed were recorded at estimated fair values determined by the company's management based on appraisals, evaluations, estimations and other studies, some of which are still in process. The excess of the purchase price over the estimated fair value of the net tangible assets acquired has been recorded as identifiable intangibles of $380.9 million and goodwill of $851.9 million, which are being amortized over periods ranging from seven to forty years (see Note 5).

                      ROCKWELL INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

 2. (Continued)

    The following unaudited pro forma condensed consolidated results of operations combine the historical results of operations of the company and Reliance, assuming Reliance had been acquired and its telecommunications business had been sold at the beginning of each period. The pro forma results are presented for information purposes only and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates presented, or of the results which may occur in the future. Further, the results do not reflect cost savings or other synergies expected to result from the integration of Reliance and the company's Automation business.

                                             Nine Months Ended June 30
                                         1995                        1994
                                      (In millions, except per share amounts)

           Sales and other income          $ 9,838                    $ 9,181
           Net income                          553                        437
           Earnings per common share:
             Primary                          2.54                       1.98
             Fully Diluted                    2.49                       1.94

    The company also purchased several other businesses at a cost of $109.4 million. The results of operations of these businesses were not material in relation to the company's consolidated results of operations.


 3. Receivables are summarized as follows (in millions):

                                                    June 30     September 30
                                                     1995           1994

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (June 30, 1995, $77.1;
         September 30, 1994, $68.0)............    $1,762.2       $1,364.2
       United States Government................       138.4          128.1
     Unbilled costs and accrued profits,
       less related progress payments
       (June 30, 1995, $291.2;
       September 30, 1994, $387.4).............       649.7          774.9

       Receivables.............................    $2,550.3       $2,267.2

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 4. Inventories are summarized as follows (in millions):

                                                    June 30     September 30
                                                     1995           1994

     Finished goods............................    $  471.4       $  355.5
     Long-term contracts in process............       374.7          300.0
     Work in process...........................       868.8          619.5
     Raw materials, parts and supplies.........       578.8          472.6
       Total...................................     2,293.7        1,747.6
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis..................        74.0           67.8
     Remainder.................................     2,219.7        1,679.8
     Less related progress payments............       154.8          147.0

       Inventories.............................    $2,064.9       $1,532.8


5.  Intangible assets are summarized as follows (in millions):

                                                   June 30     September 30
                                                    1995           1994

     Goodwill.................................    $1,467.2      $  589.3
     Trademarks, patents, product technology
       and other intangibles..................       558.8         187.7

       Intangible assets......................    $2,026.0      $  777.0

    The increases in goodwill and other intangible assets are due primarily to the acquisition of Reliance (see Note 2).


6.  Other assets are summarized as follows (in millions):

                                                   June 30     September 30
                                                    1995           1994

     Prepaid pension costs....................    $1,291.2      $1,214.6
     Deferred income taxes....................        79.8         299.7
     Customer finance receivables.............       149.6         137.3
     Investments and other assets.............       195.6         121.0

       Other assets...........................    $1,716.2      $1,772.6

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


 7. Short-term debt consisted of the following (in millions):

                                                   June 30     September 30
                                                    1995           1994

      Commercial paper.........................   $1,153.2       $   40.0
      Short-term bank borrowings,
        principally foreign....................      123.9          105.2
      Current portion of long-term debt........       18.5           15.0

       Short-term debt.........................   $1,295.6       $  160.2

    The short-term commercial paper borrowings are primarily due to financing of the Reliance acquisition and refinancing $200 million of Reliance short-term borrowings (see Note 2).


 8. Other current liabilities are summarized as follows (in millions):

                                                    June 30    September 30
                                                     1995          1994

     Accounts payable - other...................    $319.5        $227.0
     Accrued product warranties.................     219.8         217.4
     Accrued taxes other than income taxes......      67.7          81.8
     Other......................................     371.7         255.5

       Other current liabilities................    $978.7        $781.7

 9. Long-term debt consisted of the following (in millions):

                                                   June 30     September 30
                                                    1995           1994

     7-5/8% notes, payable in 1998............    $  300.0
     8-7/8% notes, payable in 1999............       300.0       $  300.0
     8-3/8% notes, payable in 2001............       200.0          200.0
     6-3/4% notes, payable in 2002............       300.0          300.0
     6.8% notes, payable in 2003..............       137.5
     7-7/8% notes, payable in 2005............       200.0
     6-5/8% notes, payable in 2005............       300.0
     Other obligations, principally foreign...        58.7           46.0
       Total..................................     1,796.2          846.0
     Less current portion.....................        18.5           15.0

       Long-term debt.........................    $1,777.7       $  831.0

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


9.  (Continued)

    In June 1995 the company issued $300 million of 6-5/8% notes due
    June 1, 2005, and in February 1995 the company issued $300 million of 7-5/8% notes due February 17, 1998 and $200 million of 7-7/8% notes due February 15, 2005. The proceeds were used to reduce short-term debt incurred in connection with the acquisition of Reliance.

    The 6.8% notes, payable in 2003, represent $150 million of long-term debt of Reliance which has been adjusted to reflect interest rates in effect at the time of the acquisition. The discount is being amortized over the remaining term of the debt as interest expense.

10. The company's financial instruments include cash, notes receivable, short-and long-term debt and foreign currency forward exchange contracts. At June 30, 1995, the carrying values of the company's financial instruments approximate their fair values based on current market rates.

    The company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on firm and identifiable foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts are executed with creditworthy banks for terms of generally less than six months and are denominated in currencies of major industrial countries. Outstanding foreign currency forward exchange contracts, netted on a bank-by-bank basis, amounted to approximately $195 million at June 30, 1995. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

11. Accrued retirement benefits consisted of the following (in millions):

                                                   June 30      September 30
                                                    1995            1994

     Accrued retirement medical costs.........    $2,555.1       $2,507.0
     Accrued pension costs....................       176.1           97.8
       Total..................................     2,731.2        2,604.8
     Amount classified as current liability...       197.4          190.0
       Accrued retirement benefits............    $2,533.8       $2,414.8

12. In the quarter ended June 30, 1995, the company purchased 0.6 million shares of Common Stock for $27 million. Since the company's Common Stock repurchase program began in 1984, the company has purchased 113.6 million shares of Common Stock for $2.6 billion.

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

RESULTS OF OPERATIONS

1995 Third Quarter Compared to 1994 Third Quarter

The contributions to sales and earnings by business segment of the company for the third quarter of fiscal 1995 and 1994 are presented below (in millions).

                                                       Three Months Ended
                                                              June 30
                                                         1995       1994
     Sales
       Electronics
         Automation                                     $ 1,029     $   545
         Avionics                                           325         292
         Telecommunications                                 236         187
         Defense Electronics                                260         252
         Total Electronics                                1,850       1,276
       Aerospace
         Space Systems                                      474         502
         Aircraft                                           133         147
         Total Aerospace                                    607         649
       Automotive
         Heavy Vehicle Systems                              510         470
         Light Vehicle Systems                              325         251
         Total Automotive                                   835         721
       Graphic Systems                                      160         169

    Sales of ongoing businesses                           3,452       2,815

    Divested business                                                    58

    Total                                               $ 3,452     $ 2,873

    Operating Earnings
       Electronics
         Automation                                     $ 139.1     $  74.7
         Avionics/Telecom/Defense                         115.6        99.4
           Total Electronics                              254.7       174.1
       Aerospace                                           83.6        87.9
       Automotive                                          60.6        48.0
       Graphic Systems                                     13.1         9.7
    Operating earnings of ongoing businesses              412.0       319.7
    Divested business                                                   2.8
    General corporate - net                               (33.7)      (24.7)
    Interest expense                                      (51.9)      (23.6)
    Provision for income taxes                           (129.4)     (109.3)
    Net Income                                          $ 197.0     $ 164.9

                      ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Sales for the third quarter of $3.5 billion were nearly $600 million, or 20 percent, higher than 1994's third quarter sales of $2.9 billion. Sales of the recently acquired Reliance contributed $354 million to this increase, while the remaining increase was attributable to growth in the company's other commercial businesses. In the quarter, commercial and international sales were up 34 percent from last year's third quarter, and now comprise 73.5 percent of total sales compared to 66 percent in the third quarter of 1994.

Earnings per share for the 1995 third quarter of 90 cents increased 22 percent over last year's 74 cents per share, marking the tenth consecutive quarter the company has achieved double-digit earnings per share growth. Reliance added three cents per share to the company's third quarter results, after considering the financing cost of the acquisition and amortization of goodwill and other intangible assets. In its third quarter earnings release the company's chairman and chief executive officer said, "We see continued strong earnings by our businesses in the fourth quarter and expect to achieve full year earnings per share of around $3.40."

Net income for 1995's third quarter increased 19 percent from 1994's third quarter net income primarily due to strong performances by the company's Automation, Avionics, Telecommunications and Automotive component systems businesses.

Third quarter earnings of the Electronics businesses were up 46 percent over last year's third quarter due to strong contributions from the Automation, Avionics and Telecommunications businesses. Operating earnings of the Automation business, which exclude interest expense related to the Reliance acquisition, were up $64 million from the year earlier quarter. The earnings increase was due about equally to the continued strong worldwide markets for Allen-Bradley products and to the inclusion of Reliance in this quarter's results. Integration of the Allen-Bradley and Reliance businesses, which collectively form Rockwell Automation, is proceeding successfully and enhancing the company's ability to serve customers worldwide with a broad range of automation products.

In the company's other Electronics businesses, earnings of the Avionics business were 55 percent higher than last year's third quarter due to strengthening of the air transport market and substantial completion of development work on the
Boeing 777 program.    Telecommunications third quarter earnings were up
30 percent over 1994 principally due to strong customer acceptance of the business' new high-speed data modem products. Third quarter earnings of Defense Electronics were below 1994 due to favorable contract adjustments in last year's third quarter.

                                            ROCKWELL INTERNATIONAL CORPORATION

Aerospace third quarter earnings were down five percent from the year earlier third quarter primarily due to lower sales and award fees.

Automotive's third quarter earnings increased 26 percent from 1994's third quarter reflecting higher sales in both the Heavy and Light Vehicle Systems businesses. These results were achieved while significant investments are being made to launch several new products in Light Vehicle Systems. Automotive's third quarter return on sales increased to 7.3 percent compared to 6.7 percent in the year earlier quarter.

Third quarter earnings of the Graphic Systems business were up as a result of its continuing cost containment and productivity programs, even though sales were below 1994's third quarter. As expected, Graphic Systems' third quarter earnings were below the levels recorded in the first and second quarters of this year principally due to less favorable pricing on large newspaper presses combined with continuing weak commercial press markets. The company continues to expect Graphic Systems' earnings for the second half of 1995 will be lower than this year's first half.

The company's current year third quarter results included higher corporate expenses, principally related to the timing of contributions to the company's charitable trust. Interest expense for the third quarter increased due to borrowings for the Reliance acquisition.

                                            ROCKWELL INTERNATIONAL CORPORATION

Nine Months Ended June 30, 1995 Compared to Nine Months Ended June 30, 1994

The contributions to sales and earnings by business segment of the company for the nine months ended June 30, 1995 and 1994 are presented below (in millions).

                                                     Nine Months Ended
                                                           June 30
                                                      1995        1994
     Sales
       Electronics
         Automation                                 $ 2,575      $ 1,518
         Avionics                                       899          899
         Telecommunications                             614          527
         Defense Electronics                            652          773
         Total Electronics                            4,740        3,717
       Aerospace
         Space Systems                                1,397        1,506
         Aircraft                                       397          411
         Total Aerospace                              1,794        1,917
       Automotive
         Heavy Vehicle Systems                        1,473        1,302
         Light Vehicle Systems                          901          674
         Total Automotive                             2,374        1,976
       Graphic Systems                                  528          456

    Sales of ongoing businesses                       9,436        8,066

    Divested business                                                169

    Total                                           $ 9,436      $ 8,235

    Operating Earnings
      Electronics
        Automation                                  $  368.7     $ 199.3
        Avionics/Telecom/Defense                       280.3       322.2
          Total Electronics                            649.0       521.5
      Aerospace                                        255.3       263.2
      Automotive                                       170.4       108.7
      Graphic Systems                                   51.3        23.8
    Operating earnings of ongoing businesses         1,126.0       917.2
    Divested business                                                6.3
    General corporate - net                            (90.0)      (68.6)
    Interest expense                                  (119.5)      (74.6)
    Provision for income taxes                        (363.4)     (311.2)
    Net Income                                      $  553.1     $ 469.1


                      ROCKWELL INTERNATIONAL CORPORATION



RESULTS OF OPERATIONS (CONTINUED)

Sales of $9.4 billion for the first nine months of 1995 increased $1.2 billion, or 15 percent, over the same period a year ago principally due to the inclusion of Reliance and to strong demand for the company's Allen-Bradley Automation products and Automotive heavy and light vehicle components products. Sales of the company's Defense Electronics and Aerospace businesses were lower due to reduced government spending levels. Net income for the first nine months of 1995 was up 18 percent over 1994's first nine months.

Electronics earnings for the first nine months of fiscal 1995 were up 24 percent from the same period a year ago. Earnings of the Automation business for the first nine months of 1995 increased substantially due to strong worldwide markets and the inclusion of Reliance. In the company's other Electronics businesses, Avionics earnings were slightly lower due to higher new product investments. Earnings of the Telecommunications business were down due to pricing pressures on lower-speed data modems and launch costs associated with the next generation high-speed data modem products. Defense Electronics earnings were below those of last year's first nine months due to lower sales and favorable contract adjustments in last year's comparable period.

Aerospace earnings for the first nine months of 1995 were below those of the comparable 1994 period primarily as a result of lower sales.

Automotive's earnings for the first nine months of 1995 increased 57 percent over last year's first nine months primarily due to substantial earnings growth in its Heavy Vehicle Systems business resulting from strong North American truck markets, improved operating performance and lower product warranty costs. Earnings of Automotive's Light Vehicle Systems business were also up from last year's first nine months due to improved volume which more than offset higher new product launch costs.

Earnings of the Graphic Systems business for the first nine months of 1995 improved significantly from the year earlier due to increased sales in the higher-margin large newspaper printing press business principally in the first half of fiscal 1995.

The company's results for the first nine months of 1995 included higher corporate expenses, principally related to the timing of contributions to the company's charitable trust and adjustments to reserves for costs related to divested businesses. Interest expense for the first nine months of 1995 increased due to borrowings for the Reliance acquisition.

FINANCIAL CONDITION

Changes to the company's financial condition since its September 30, 1994 fiscal year-end are principally related to the inclusion of the assets and liabilities of Reliance and the financing of the company's acquisition of Reliance. In addition, the company also purchased several other businesses at a cost of $109.4 million (see Note 2 of Notes to Financial Statements).

                      ROCKWELL INTERNATIONAL CORPORATION



FINANCIAL CONDITION (CONTINUED)

A summary of the assets and liabilities of businesses acquired (including Reliance) during the first nine months of 1995 is as follows:


                Working capital                                    524.9
                Property                                           405.6
                Intangibles resulting from acquisitions          1,302.1
                Investments and other assets                       106.7
                Long-term debt                                    (146.1)
                Long-term liabilities                             (497.7)
                   Cost of purchased businesses                  1,695.5

The company's working capital at June 30, 1995 was $1,742 million, down
$166 million from working capital at September 30, 1994. The decrease is principally due to the $786 million short-term financing of the Reliance acquisition at June 30, 1995 offset by the addition of $553 million in working capital of Reliance.

At June 30, 1995, the company had financed the $1,586 million purchase price of Reliance through $786 million of short-term debt and $800 million of long-term debt. The company's total debt to total capital ratio (debt as a percent of shareowners' equity plus debt) increased to 46 percent at June 30, 1995 from 23 percent at September 30, 1994. Had the proceeds from the sale of Reliance's telecommunications business of $475 million been received and used to repay short-term debt at June 30, 1995, the company's debt to total capital ratio would have been 41 percent.

During the quarter the company completed its acquisition of the aerostructure components and defense business of Aero Space Technologies of Australia (ASTA) Limited from the Commonwealth of Australia.

On July 31, 1995 the company agreed to pay the U.S. Government $23.6 million to settle a government claim that the company provided inaccurate cost and pricing information during the negotiation of the original B-1B aircraft contract in 1981. The payment was previously reserved by the company and will have no adverse effect on the company's financial results.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Results of Operations, Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 18 - 19 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and, with respect to Reliance, in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 15 of the company's Quarterly Report on Form 10-Q for the quarterly period ended
December 31, 1994. Management believes that at June 30, 1995 there has been no material change to this information.

                      ROCKWELL INTERNATIONAL CORPORATION

Other Financial Information

(a) The company's backlog on June 30, 1995 was $11.2 billion compared to $10.9 billion on June 30, 1994. The backlog includes $5.0 billion of commercial orders, $2.1 billion of funded government orders and $4.1 billion of unfunded government orders. Backlog by major businesses is as follows (in millions):

                                                  June 30           June 30
                                                   1995              1994

       Electronics
         Automation                              $   617            $   209
         Avionics                                  1,072              1,102
         Telecommunications                          608                231
         Defense Electronics                       1,429              1,286
                                                   3,726              2,828
       Aerospace
         Space Systems                             4,271              5,137
         Aircraft                                  2,126              1,789
                                                   6,397              6,926

       Automotive                                    538                597
       Graphic Systems                               497                541

         Total Backlog                           $11,158            $10,892

(b) The composition of the company's sales by customer is as follows (in millions):
                                      Three Months Ended     Nine Months Ended
                                           June 30                June 30
                                       1995       1994        1995       1994

         U.S. Commercial              $1,399     $  973      $3,625     $2,744
         International                 1,139        922       3,175      2,579
         U.S. Government:
            DOD                          524        555       1,535      1,683
            NASA                         390        423       1,101      1,229
         Total                        $3,452     $2,873      $9,436     $8,235

                                                                    EXHIBIT 11
                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE


                                    Three Months Ended       Nine Months Ended
                                          June 30                 June 30
                                     1995        1994         1995       1994
                                      (In millions, except per share amounts)


Primary earnings per share:

  Net income......................  $197.0      $164.9       $553.1     $469.1
  Deduct dividend requirements
    on preferred stock............     0.1         0.1          0.2        0.2

  Total primary earnings..........  $196.9      $164.8       $552.9     $468.9

  Average number of common
    shares outstanding during
    the period...............        216.8       220.4        217.3      220.9

  Primary earnings per share......  $  .90      $  .74       $ 2.54     $ 2.12

Fully diluted earnings per share:

  Net income......................  $197.0      $164.9       $553.1     $469.1

  Average number of common shares
    outstanding during the period
    assuming full dilution:
      Common stock................   216.8       220.4        217.3      220.9
      Assumed issuance of stock
        under award plans and
        conversion of preferred
        stock.....................     5.0         3.9          5.2        4.2

  Total fully diluted shares......   221.8       224.3         222.5     225.1

  Fully diluted earnings
     per share....................  $  .88      $  .73        $ 2.49     $ 2.08

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

Item 6.  Exhibits and Reports on Form 8-K

              (a)       Exhibits:

          Exhibit 3          -              Copy of By-Laws of the company as
                                            amended effective July 10, 1995

          Exhibit 10         -              Copy of the company's Deferred
                                            Compensation Plan as amended
                                            effective July 1, 1995

          Exhibit 11         -              Computation of Earnings Per Share

          Exhibit 12         -              Computation of Ratio of Earnings to
                                            Fixed Charges and Computation of Pro
                                            Forma Ratio of Earnings to Fixed
                                            Charges for the nine months ended
                                            June 30, 1995.

          Exhibit 27         -              Financial Data Schedule

          Exhibit 99-a       -              Unaudited pro forma condensed
                                            consolidated statement of income of
                                            the company and Reliance for the
                                            nine months ended June 30, 1995

          (b)  Reports on Form 8-K:

          The Registrant filed a Current Report on Form 8-K, dated
          June 14, 1995, in respect of the issuance of $300 million aggregate principal amount of its 6-5/8% Notes due June 1, 2005.  The items reported in such current report were Item 5 (Other Events) and Item 7
          (Financial Statements, Pro Forma Financial Information and Exhibits).




                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date         August 9, 1995                 By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date         August 9, 1995                 By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary

ROCKWELL INTERNATIONAL CORPORATION
INDEX OF EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995



                                                                   Page
  Exhibit 3     Copy of By-Laws of the company as amended
                effective July 10, 1995                             22

  Exhibit 10    Copy of the company's Deferred Compensation Plan
                as amended effective July 1, 1995                   49

  Exhibit 12    Computation of Ratio of Earnings to Fixed
                Charges and Computation of Pro Forma Ratio of
                Earnings to Fixed Charges for the nine months
                ended June 30, 1995                                 75

  Exhibit 99-a  Unaudited pro forma condensed consolidated
                statement of income of the company and Reliance
                for the nine months ended June 30, 1995             76