Form 10-K
period 1995-09-30
ROCKWELL INTERNATIONAL CORP
filed 1995-12-21
CIK 84636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995. COMMISSION FILE NUMBER 1-1035

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

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON WHICH
             TITLE OF EACH CLASS                              REGISTERED
             -------------------                    ------------------------------
$4.75 Convertible Preferred Stock, Series A      New York and Boston Stock Exchanges
$1.35 Convertible Preferred Stock, Series B      New York Stock Exchange
Common Stock, $1 Par Value                       New York, Boston, Chicago, Pacific,
                                                   Philadelphia, Basel, Frankfurt,
                                                   Geneva, Lausanne, London and
                                                   Zurich Stock Exchanges
7 5/8% Notes due February 17, 1998               New York Stock Exchange
8 7/8% Notes due September 15, 1999              New York Stock Exchange
8 3/8% Notes due February 15, 2001               New York Stock Exchange
6 3/4% Notes due September 15, 2002              New York Stock Exchange
7 7/8% Notes due February 15, 2005               New York Stock Exchange
6 5/8% Notes due June 1, 2005                    New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant on November 30, 1995 was approximately $10.5 billion.

     184,655,768 shares of registrant's Common Stock, par value $1 per share, and 32,328,424 shares of registrant's Class A Common Stock, par value $1 per share, were outstanding on November 30, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Certain information contained in the Annual Report to Shareowners of registrant for the fiscal year ended September 30, 1995 is incorporated by reference into Part I, Part II and Part IV hereof.

     (2) Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 7, 1996 is incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     Rockwell International Corporation (the Company or Rockwell), a Delaware corporation incorporated in 1928, is a diversified corporation engaged in research, development and manufacture of many products for commercial and government markets. In fiscal 1995, 72% of the Company's total sales were made to U.S. commercial and international customers, 16% of the Company's total sales were made under United States Government defense contracts and subcontracts, and 12% of the Company's total sales were made under contracts with the National Aeronautics and Space Administration (NASA) for space activities.

     For purposes hereof, whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the MD&A), to information under specific captions or on specific pages of the 1995 Annual Report to Shareowners of the Company (the 1995 Annual Report) or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 7, 1996 (the 1996 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

     As used herein, the terms the "Company" or "Rockwell" (and in the 1995 Annual Report, the "company") include subsidiaries and predecessors unless the context indicates otherwise.

BUSINESS SEGMENTS

     The Company's business segments are engaged in research, development, and manufacture of diversified products as follows:

        Electronics:

             Automation--industrial automation equipment and systems.

           Avionics--avionics products and systems and related communications technologies primarily used in commercial and military aircraft.

           Semiconductor Systems--semiconductor-based subsystems including fax and data modems, global positioning system receiver engines, and gallium arsenide devices.

           Defense Electronics--defense electronics systems and products for precision guidance and control, for tactical weapons, and for command, control, communications, and intelligence.

        Aerospace--manned and unmanned space systems, rocket engines, advanced space-based surveillance systems, high-energy laser and other directed-energy programs, and space electric power (Space Systems); and military aircraft and modifications and military and commercial aircraft structural components (Aircraft).

        Automotive--components and systems for heavy- and medium-duty trucks, buses, trailers, and heavy-duty off-highway vehicles (Heavy Vehicle Systems); and components and systems for light trucks and passenger cars (Light Vehicle Systems).

        Graphic Systems--high-speed printing presses and related graphic arts equipment.

     Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings and their identifiable assets for the three years ended September 30, 1995, is contained under the captions RESULTS OF OPERATIONS, Sales and Earnings by Business Segment, 1995 Compared to 1994 and 1994 Compared to 1993 in the MD&A on pages 13-16 hereof, and in Note 22 of the NOTES TO FINANCIAL STATEMENTS in the 1995 Annual Report. Information with respect to the Company's total backlog at September 30, 1995 is contained under the caption BACKLOG in the MD&A on page 19 hereof. Additional information with respect to the Company's sales under United States Government contracts is contained in Notes 14 and 22 of the NOTES TO FINANCIAL STATEMENTS in the 1995 Annual Report and under the caption GOVERNMENT CONTRACTS in the MD&A on page 18 hereof.

Electronics

     The sales and operating earnings of the businesses that comprise the Company's Electronics business segment for the three fiscal years ended September 30, 1995 were as follows:

                                                            1995       1994       1993
                                                           -------    -------    -------
                                                                   (IN MILLIONS)
        Sales:
        Automation.......................................  $ 3,590    $ 2,085    $ 1,716
        Avionics.........................................    1,368      1,343      1,299
        Semiconductor Systems............................      760        581        423
        Defense Electronics..............................      987        998      1,213
                                                           -------    -------    -------
        Total............................................  $ 6,705    $ 5,007    $ 4,651
                                                           =======    =======    =======
        Operating Earnings:
        Automation.......................................  $   481    $   265    $   193
        Avionics/Semiconductor Systems/Defense...........      440        432        409
                                                           -------    -------    -------
        Total............................................  $   921    $   697    $   602
                                                           =======    =======    =======

     Automation. The acquisition of Reliance Electric Company (Reliance) in the second fiscal quarter made Automation the Company's largest business. The Company's automation products include programmable controllers, human-machine interface devices, communications networks, programming and application software, AC/DC drives and drive systems, sensing and motion control devices, machine vision, computer numeric control systems, data acquisition products and global support services; the Reliance acquisition added standard and engineered motors and mechanical power transmission equipment. The Company is a leader in plant floor automation, focusing on helping customers control processes and become more competitive through increased flexibility, improved productivity and information flow.

     Avionics. Rockwell's Avionics businesses provide electronic equipment for flight control, cockpit display, navigation, voice and data communication, cockpit management, radar, global positioning and other systems for airlines, corporate aircraft, government and military applications. During fiscal 1995, Rockwell's Switching Systems business, which provides call distribution equipment to telephone companies, airlines, hotels, telemarketing bureaus and similar high call volume businesses, was moved from the Company's Semiconductor Systems business into Avionics.

     Semiconductor Systems. The Company's Semiconductor Systems business (formerly named Telecommunications) is the world leader in semiconductors for fax, voice and data modems for fax machines, personal computers and other uses and produces other advanced semiconductor devices to process, transmit and receive all types of information. Rockwell's leadership stems from continuous product improvement, new product development and expansion into related products. The business has now entered the market for wireless communications, supplying chipsets for cellular and cordless phones, wireless modem devices for laptop computers, and modules for Global Positioning System receivers.

     Defense Electronics. Rockwell provides a wide range of electronics products for defense markets worldwide. These products include command, control and communications devices and systems; aircraft electronic upgrades and modifications; tactical weapons; space defense sensors and electronics; navigation and guidance systems; and naval combat systems for ships and submarines. The Company also provides products for the commercial intelligent vehicle highway systems marketplace. Sales of the Company's Defense Electronics business for fiscal 1995 continued to be affected by reductions in government spending in defense programs.

Aerospace

     The sales and operating earnings of the businesses that comprise the Company's Aerospace business segment for the three fiscal years ended September 30, 1995 were as follows:

                                                            1995       1994       1993
                                                           -------    ------     -------
                                                                   (IN MILLIONS)
        Sales:
        Space Systems....................................  $ 1,882    $2,044     $ 2,279
        Aircraft.........................................      565       583         727
                                                           -------    ------     -------
        Total............................................  $ 2,447    $2,627     $ 3,006
                                                           =======    ======     =======
        Operating Earnings...............................  $   361    $  372     $   369
                                                           =======    ======     =======

     Space Systems. The Company is a world leader in spacecraft and rocket propulsion systems. Its space systems businesses built and perform support, maintenance and modification work for the Space Shuttle orbiters, their main engines and the Shuttle flight program. The Company also designs the power system for the space station, builds propulsion systems for Atlas and Delta expendable launch vehicles, and develops advanced technologies for national defense and space programs. The Company is one of NASA's largest contractors in terms of dollar volume. Sales of these businesses during fiscal 1995 declined due to continuing reductions in government spending in space programs. In November 1995, United Space Alliance, in which the Company participates 50/50 with Lockheed Martin Corporation, was selected by NASA for sole source negotiation of a contract for operation of the Space Shuttle.

     Aircraft. The Company's aircraft operations design, build and modify military aircraft and supply metal and composite to military and commercial aerostructures. Current activities include support and modification of the B-1B Lancer bomber, advanced technology programs, including the X-31 experimental aircraft, and aerostructures for Boeing 737, 747 and 777 aircraft. In June 1995, the Company acquired Aero Space Technologies of Australia (ASTA), which manufactures military aircraft equipment and parts for the international airliner and military aerostructure components markets.

Automotive

     The sales and operating earnings of the businesses that comprise the Company's Automotive business segment for the three fiscal years ended September 30, 1995 were as follows:

                                                            1995       1994       1993
                                                           -------    -------    -------
                                                                   (IN MILLIONS)
        Sales:
        Heavy Vehicle Systems............................  $ 1,929    $ 1,744    $ 1,455
        Light Vehicle Systems............................    1,192        900        893
                                                           -------    -------    -------
        Total............................................  $ 3,121    $ 2,644    $ 2,348
                                                           =======     ======    =======
        Operating Earnings...............................  $   212    $   114    $   135
                                                           =======    =======    =======

     Heavy Vehicle Systems. Automotive's heavy vehicle systems business is a major global supplier of drivetrain components and systems for heavy- and medium-duty commercial trucks, buses, trailers and off-highway vehicles, and government heavy-duty wheeled vehicles. Major components produced include front steer axles, single and tandem rear drive axles, trailer axles, clutches, transmissions, drivelines, brakes, automatic slack adjusters, anti-lock braking systems (ABS), and air dryers for brake systems. North American factory sales of heavy-duty trucks totaled a record 244,000 units in fiscal 1995, compared with 215,000 the prior year. Sales of medium-duty trucks, used primarily for short hauls and local delivery, were 150,000 units, up from 125,000 in fiscal 1994. Trailer sales rose to a record 321,000 units, up from 255,000 in the previous year.

     Light Vehicle Systems. The Company's light vehicle systems business is a leading supplier of sunroof, door, access control and seat adjusting systems and of suspensions and wheels for the world's passenger car and light truck industries. In the automotive electronics market, the Company also provides new products such as anti-squeeze windows, electronic controls and the PathMaster navigation system for automobiles. In the face of continuing customer pressure for reduced costs, the Company is emphasizing product enhancements that provide added value and concentrating its resources on the systems and electronics product lines. For example, Rockwell is moving from providing just individual components toward more comprehensive systems with various power and electronic options. To enhance its ability to support North American customers for door systems, the Company acquired the automotive window regulator business of Dura Automotive Systems, Inc. during fiscal 1995.

Graphic Systems

     The sales and operating earnings of the Company's Graphic Systems business segment for the three fiscal years ended September 30, 1995 were as follows:

                                                                1995     1994     1993
                                                                -----    -----    -----
                                                                     (IN MILLIONS)
        Sales.................................................  $ 697    $ 655    $ 632
                                                                =====    =====    =====
        Operating Earnings....................................  $  66    $  31    $  15
                                                                =====    =====    =====

     Graphic Systems is the world's leading supplier of newspaper printing press systems and a major supplier of commercial web presses. The Company's commercial presses are used to produce advertising inserts, catalogs, magazines and books. Performance of this business improved significantly in fiscal 1995, due primarily to internal programs that improved product costs, efficiency, and productivity. In response to a complaint filed by the Company, the U.S. Commerce Department is considering whether German and Japanese large newspaper presses are being sold in the United States at artificially low prices.

COMPETITIVE POSTURE

     The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises comparable in scope and resources to the Company to smaller companies specializing in particular products. Factors which affect the Company's competitive posture are its research and development efforts, the quality of its products and services and its marketing and pricing strategies. For the United States Government's fiscal year ended September 30, 1994 (the latest year for which data have been published), the Company was awarded the second largest dollar volume of NASA's prime contracts and the thirteenth largest dollar volume of prime contracts for the Defense Department.

     The products of the Company's Electronics and Graphic Systems business segments are sold by their own sales forces and through distributors and agents. The Company's automotive components primarily are sold directly to original equipment manufacturers, some of which also are competitors in that they produce for their own use many of the products manufactured by the Company. Management believes that the Company is one of the largest independent manufacturers of automotive components and parts in North America and the world's largest manufacturer of newspaper printing press systems.

GOVERNMENT CONTRACTING RISKS

     In addition to normal business risks, companies engaged in supplying military and space equipment to the United States Government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, constant necessity for design improvements, intense competition for available United States Government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of United States Government contracts, particularly development contracts, and generally result in adjustments of contract prices. Additional information on the

Company's pending claims for termination costs and certain contractual disputes is contained under the caption GOVERNMENT CONTRACTS in the MD&A on page 18 hereof.

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

ACQUISITIONS AND DISPOSITIONS

     The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any of them should be modified, sold or otherwise discontinued. In January 1995, the Company completed its acquisition of Reliance, a major manufacturer of industrial products and telecommunications equipment for $1,586 million. The purchase price was financed through $311 million of short-term borrowings, $800 million of long-term debt, and the $475 million of proceeds from the August 1995 sale of Reliance's telecommunications business. The Company also acquired several other businesses during fiscal 1995 at an aggregate cost of $121 million.

GEOGRAPHIC INFORMATION

     The Company conducts operations in the United States and in 37 foreign countries. Selected financial information by major geographic area for the three years ended September 30, 1995 is contained in Note 22 of the NOTES TO FINANCIAL STATEMENTS in the 1995 Annual Report.

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

RESEARCH AND DEVELOPMENT

     Information with respect to research and development efforts of the Company, which are conducted principally under United States Government contracts, is contained in Note 16 of the NOTES TO FINANCIAL STATEMENTS in the 1995 Annual Report. The Company's Science Center conducts a basic research program to support the strategies of the operating businesses.

     At September 30, 1995, the Company employed approximately 14,869 professional engineers and scientists and 3,616 supporting technical personnel, most of whom are engaged in a wide variety of activities on United States Government contracts and subcontracts.

EMPLOYEES

     At September 30, 1995, the Company had 82,671 employees, of whom 20,791 were employed outside the United States.

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

ENVIRONMENTAL PROTECTION REQUIREMENTS

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption ENVIRONMENTAL ISSUES in the MD&A on pages 17-18 hereof. See also Item 3, LEGAL PROCEEDINGS, on pages 8-9 hereof.

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

     The Company's name, its registered trademarks "Rockwell" and "Rockwell International" and its symbol are important to all of its business segments. In addition, the Company owns a large number of other important trademarks applicable to only certain of its products, such as "Collins" for navigation and communication equipment, "Allen-Bradley" and "A-B" for electronic controls and systems for industrial automation, "Reliance" for electric motors and mechanical power transmission products and "Goss" for printing presses.

SEASONALITY

     None of the Company's business segments is seasonal.

ITEM 2.  PROPERTIES.

     At September 30, 1995, the Company operated 213 plants and research and development facilities throughout the United States and in Europe, Brazil, Canada, Mexico, Australia and the Far East. It also had approximately 350 sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 48.9 million square feet. Of this floor space, approximately 76% was owned by the Company and approximately 21% was leased, with the balance being made available under facilities contracts for use in the performance of United States Government contracts. At September 30, 1995, the Company had 3.9 million square feet of floor space (including 3.5 million square feet in Company-owned facilities) that were not in use, with 67% of that total represented by facilities previously used under United States Government contracts. There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 1995 is as follows:

                                                       COMPANY-                   GOVERNMENT-
                                                        OWNED        LEASED        FURNISHED
               LOCATION AND SEGMENTS                  FACILITIES   FACILITIES     FACILITIES      TOTAL
               ---------------------                  ----------   ----------     -----------     -----
                                                                  (IN MILLIONS OF SQUARE FEET)
United States:
  Electronics.......................................    15.2           4.8                        20.0
  Aerospace.........................................     6.1           1.6            1.8          9.5
  Automotive........................................     4.4           0.4                         4.8
  Graphic Systems...................................     1.2           0.3                         1.5
Europe:
  Electronics.......................................     0.6           1.3                         1.9
  Automotive........................................     3.8           0.3                         4.1
  Graphic Systems...................................     0.9                                       0.9
South America:
  Electronics.......................................                   0.2                         0.2
  Automotive........................................     2.0                                       2.0
Canada and other areas:
  Electronics.......................................     0.5           0.7                         1.2
  Automotive........................................     0.8                                       0.8
  Graphic Systems...................................     0.1                                       0.1
Corporate Offices (including centralized computing
  and certain research and development
  facilities).......................................     1.4           0.5                         1.9
                                                        ----          ----            ---         ----
          Total.....................................    37.0          10.1            1.8         48.9
                                                        ====          ====            ===         ====

ITEM 3.  LEGAL PROCEEDINGS.

     Rocky Flats Plant. On January 30, 1990, a civil action was brought in the United States District Court for the District of Colorado against the Company and another former operator of the Rocky Flats Plant (the Plant), Golden, Colorado, operated from 1975 through December 31, 1989 by the Company for the Department of Energy (DOE). The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. The plaintiffs, who purportedly represent two classes, sought compensatory damages of $250 million for diminution in value of real estate and other economic loss; the creation of a fund of $150 million to finance medical monitoring and surveillance services; exemplary damages of $300 million; CERCLA response costs in an undetermined amount; attorneys' fees; an injunction; and other proper relief. On February 13, 1991, the court granted certain of the motions of the defendants to dismiss the case. The plaintiffs subsequently filed a new complaint, and on November 26, 1991, the court granted in part a renewed motion to dismiss. The remaining portion of the case is pending before the court. On October 8, 1993, the court certified separate medical monitoring and property value classes. The case is currently in discovery, and trial is expected in 1996.

     The Company believes that it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action, and the Company has been reimbursed for all such costs incurred to date.

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

On February 2, 1994, the court denied Rockwell's motion to dismiss the complaint for lack of subject matter jurisdiction, and discovery is proceeding. On November 14, 1995, the Department of Justice (DOJ) filed a motion seeking leave to intervene in the case on the government's behalf. In response to that action the DOE notified the Company on December 6, 1995 that it will no longer reimburse costs incurred by the Company in defense of this action. The Company believes intervention by the DOJ would be improper, and is therefore opposing both governmental actions.

     Hanford Nuclear Reservation. On August 6, 1990 and August 9, 1990, civil actions were filed in the United States District Court for the Eastern District of Washington against the Company and the present and other former operators of the DOE's Hanford Nuclear Reservation (Hanford), Hanford, Washington. The Company operated part of Hanford for the DOE from 1977 through June 1987. Both actions purport to be brought on behalf of various classes of persons and numerous individual plaintiffs who resided, worked, owned or leased real property, or operated businesses, at or near Hanford or downwind or downriver from Hanford, at any time since 1944. The actions allege the improper handling and disposal of radioactive and other hazardous substances and assert various statutory and common law claims. The relief sought includes unspecified compensatory and punitive damages for personal injuries and for economic losses, and various injunctive and other equitable relief.

     Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990, and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of December 21, 1995 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

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

     Other. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial statements. Information with respect to a pending investigation is contained under the caption OTHER MATTERS in the MD&A on page 18 hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the 1995 fiscal year.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 30, 1995 are as follows:

         NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT         AGE
    -----------------------------------------------------------------------------    ---
    DONALD R. BEALL--Chairman of the Board and Chief Executive Officer of
      Rockwell...................................................................    57
    DON H. DAVIS, JR.--President and Chief Operating Officer of Rockwell since
      July 1995; Executive Vice President and Chief Operating Officer of Rockwell
      from January 1994 to July 1995; Senior Vice President and President,
      Automation of Rockwell from June 1993 to January 1994; President of
      Allen-Bradley from July 1989 to January 1994...............................    56
    W. MICHAEL BARNES--Senior Vice President, Finance & Planning and Chief
      Financial Officer of Rockwell since July 1991; Vice President, Business
      Development and Planning of Rockwell prior thereto.........................    53
    KENT M. BLACK--Executive Vice President and Chief Operating Officer of
      Rockwell...................................................................    56
    WILLIAM J. CALISE, JR.--Senior Vice President, General Counsel and Secretary
      of Rockwell since November 1994; senior partner of Chadbourne & Parke (law
      firm) prior thereto........................................................    57
    LEE H. CRAMER--Vice President and Treasurer of Rockwell......................    50
    WILLIAM D. FLETCHER--Senior Vice President, International of Rockwell since
      October 1995; President, Asia-Pacific Sales Region of Allen-Bradley from
      March 1995 to October 1995; President of the Asia-Pacific Region of
      Allen-Bradley from June 1993 to March 1995; Senior Vice President,
      International Group and Motion Control Division of Allen-Bradley from
      January 1992 to June 1993; Senior Vice President, International Group of
      Allen-Bradley prior thereto................................................    56
    JODIE K. GLORE--Senior Vice President of Rockwell and President & Chief
      Operating Officer-Rockwell Automation since October 1995; President of
      Allen-Bradley from January 1994 to October 1995; Senior Vice President,
      Automation Group (formerly Industrial Computer and Communication Group) of
      Allen-Bradley from January 1992 to January 1994; Vice President, Sales and
      Marketing of Square D Company (electrical distribution and industrial control products) from October 1990 to January 1992; Vice President &
      General Manager, Power Equipment Business of Square D Company prior
      thereto....................................................................    48
    THOMAS L. GUNCKEL, II--Senior Vice President, Research, Engineering and
      Operations of Rockwell since June 1994; Senior Vice President, Research and
      Engineering of Rockwell from March 1994 to June 1994; Vice President and
      General Manager, Autonetics Electronic Systems Division of Rockwell prior
      thereto....................................................................    59
    CHARLES H. HARFF--Senior Vice President and Special Counsel of Rockwell since
      November 1994; Senior Vice President, General Counsel and Secretary of
      Rockwell
      prior thereto..............................................................    66
    LAWRENCE J. KOMATZ--Vice President and Controller of Rockwell................    53
    ROBERT R. LIND--Vice President, Corporate Development of Rockwell since
      December 1994; Managing Director of Lehman Brothers (investment banking)
      prior thereto..............................................................    47
    RICHARD R. MAU--Senior Vice President of Rockwell since September 1995;
      Senior Vice President, Communications of Rockwell prior thereto............    64
    JOHN A. MCLUCKEY--Senior Vice President and President & Chief Operating
      Officer-Aerospace and Defense of Rockwell since September 1995; Senior Vice
      President and President, Defense Systems of Rockwell from June 1993 to
      September 1995; President, Defense Electronics of Rockwell prior thereto...    55

         NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT         AGE
    -----------------------------------------------------------------------------    ---
    ROBERT H. MURPHY--Senior Vice President, Organization and Human Resources of
      Rockwell...................................................................    57
    WILLIAM A. SANTE, II--General Auditor of Rockwell............................    52
    JOHN R. STOCKER--Vice President, Law of Rockwell since November 1994; Vice
      President and Associate General Counsel of Rockwell prior thereto..........    54
    CHARLES C. STOOPS, JR.--General Tax Counsel of Rockwell......................    62
    EARL S. WASHINGTON--Senior Vice President, Communications of Rockwell since
      September 1995; Vice President, Advertising and Public Relations of
      Rockwell from March 1994 to September 1995; Vice President, Business
      Development of Rockwell from June 1993 to March 1994; Vice President of
      Strategic Management for Rockwell's Defense Electronics businesses from
      June 1990 to June 1993 and Vice President of Transportation Systems of
      Rockwell's Defense Electronics businesses from June 1992 to June 1993......    51

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's Common Stock, par value $1 per share, is traded is the New York Stock Exchange. The Company's Common Stock, par value $1 per share, is also traded on the Boston, Chicago, Pacific and Philadelphia Stock Exchanges as well as certain stock exchanges outside the United States as set forth on the cover of this Report. There is no trading market for the Class A Common Stock, par value $1 per share, but a sale may be effected by selling the Common Stock into which Class A Common Stock is convertible. On November 30, 1995, there were 62,551 shareowners of record of the Company's Common Stock and 47,622 shareowners of record of the Company's Class A Common Stock.

     The following table sets forth the high and low trading price of the Company's Common Stock on the New York Stock Exchange--Composite Transactions during each quarter of the Company's fiscal years ended September 30, 1995 and 1994:

                                                        1995                 1994
                                                    ------------         ------------
        FISCAL QUARTERS                             HIGH     LOW         HIGH     LOW
        ---------------                             ----     ---         ----     ---
        First.....................................  36 7/8   33 5/8      38 1/2   33
        Second....................................  39 7/8   35          44 1/8   35 3/8
        Third.....................................  47 1/8   38 3/4      41       34 1/2
        Fourth....................................  48       43          37 7/8   33 1/2

     During fiscal year 1995 the Company repurchased, through daily open-market purchases, 3.5 million shares of Common Stock. Shares repurchased under the Company's stock repurchase program are to be used for employee stock option and other benefit and compensation plans, conversion of the Company's convertible securities and other corporate purposes.

     The following table sets forth the aggregate quarterly dividends per common share (comprised of the Common Stock and Class A Common Stock) during each of the Company's five fiscal years ended September 30, 1995:

                                                                        DIVIDENDS PER
        FISCAL YEAR                                                     COMMON SHARE
        -----------                                                     -------------
        1995..........................................................      $1.08
        1994..........................................................       1.02
        1993..........................................................       0.96
        1992..........................................................       0.92
        1991..........................................................       0.86

ITEM 6.  SELECTED FINANCIAL DATA.

     See the information in the table captioned SELECTED FINANCIAL DATA in the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     For Rockwell and its shareowners, 1995 was an outstanding year. The Company exceeded the financial goals in its long-term strategy to continuously enhance shareowner value. The total investment return on Rockwell stock, including stock price appreciation and cash dividends, was 41 percent when measured from September 30, 1994 to September 30, 1995.

     In 1992 Rockwell management established long-term financial goals of low double-digit average annual earnings per share growth and annual return on shareowners' equity in the 18 to 20 percent range. Since that time, Rockwell has posted eleven consecutive quarters of double-digit earnings per share increases. In 1995 earnings per share rose 19 percent over 1994 and for the period 1992 to 1995, earnings per share increased at an average annual rate of about 17 percent. In addition, in 1995 the Company achieved a return on shareowners' equity of 20.8 percent, the third straight year it has met or exceeded its goal.

     With respect to cash flow, the Company's goal is that cash provided by operating activities together with proceeds from the sale of property and businesses will be sufficient not only to fund the capital expenditure programs of its businesses, but also provide at least $400 million a year to be used for dividends, acquisitions, debt reduction, and, as appropriate, stock repurchases. With cash provided by operating activities increasing 22 percent to $1.1 billion for the year, the Company has for the fourth consecutive year met this cash flow goal.

     For 1996 the Company's capital expenditures are planned to increase significantly to more than $800 million to accommodate the growth profile of our leadership businesses, particularly the fast-growing Automation and Semiconductor Systems businesses. Management believes, however, that with the excellent earnings potential of the Company's businesses and aggressive asset management, the Company's cash flow goal will be achieved.

     The biggest event at Rockwell in 1995 was the acquisition of Reliance. The integration of Reliance with the Company's Allen-Bradley Automation business positions Rockwell to become the world leader in factory automation. Reliance was immediately accretive to Rockwell earnings, contributing eight cents per share to Rockwell's results for the three quarters following its acquisition, after deducting the financing cost of the acquisition and amortization of goodwill and other intangible assets.

     Financing the Reliance acquisition has raised the Company's 1995 year-end debt to total capital ratio to 39 percent, which is above the Company's goal of 25 to 35 percent. However, the Company expects to return to its goal over the next two years. Notwithstanding this increase in debt, the major rating agencies rate Rockwell long-term debt as AA/AA- and its commercial paper has the highest possible rating.

     Looking ahead, Rockwell's management is committed to achieving the Company's financial goals, which will substantially enhance shareowner value and, over the long-term, help Rockwell reach its vision to be the best diversified high-technology company in the world.

RESULTS OF OPERATIONS

Sales and Earnings by Business Segment

                                                            YEARS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------
                                                1995       1994       1993       1992       1991
                                               -------    -------    -------    -------    -------
                                                                  (IN MILLIONS)
SALES
  Electronics
     Automation.............................   $ 3,590    $ 2,085    $ 1,716    $ 1,471    $ 1,387
     Avionics...............................     1,368      1,343      1,299      1,420      1,470
     Semiconductor Systems..................       760        581        423        333        297
     Defense Electronics....................       987        998      1,213      1,378      1,477
                                               -------    -------    -------    -------    -------
       Total................................     6,705      5,007      4,651      4,602      4,631
                                               -------    -------    -------    -------    -------
  Aerospace
     Space Systems..........................     1,882      2,044      2,279      2,372      2,644
     Aircraft...............................       565        583        727        797        891
                                               -------    -------    -------    -------    -------
       Total................................     2,447      2,627      3,006      3,169      3,535
                                               -------    -------    -------    -------    -------
  Automotive
     Heavy Vehicle Systems..................     1,929      1,744      1,455      1,373      1,363
     Light Vehicle Systems..................     1,192        900        893        896        791
                                               -------    -------    -------    -------    -------
       Total................................     3,121      2,644      2,348      2,269      2,154
                                               -------    -------    -------    -------    -------
  Graphic Systems...........................       697        655        632        688        962
                                               -------    -------    -------    -------    -------
Sales of ongoing businesses.................    12,970     10,933     10,637     10,728     11,282
Divested businesses.........................        11        190        203        182        645
                                               -------    -------    -------    -------    -------
       Total................................   $12,981    $11,123    $10,840    $10,910    $11,927
                                               =======    =======    =======    =======    =======
OPERATING EARNINGS
  Electronics
     Automation.............................   $   481    $   265    $   193    $   102    $    96
     Avionics/Semiconductor
       Systems/Defense......................       440        432        409        387        457
                                               -------    -------    -------    -------    -------
     Total Electronics......................       921        697        602        489        553
  Aerospace.................................       361        372        369        328        409
  Automotive................................       212        114        135        107         61
  Graphic Systems...........................        66         31         15         21        121
                                               -------    -------    -------    -------    -------
Operating Earnings of ongoing businesses....     1,560      1,214      1,121        945      1,144
Divested businesses.........................       (31)         8        (13)        16        372
Restructuring of businesses.................                                                  (272)
General corporate--net......................      (133)      (104)      (100)       (75)       (85)
Interest expense............................      (170)       (97)      (104)      (108)      (135)
Provision for income taxes..................      (484)      (387)      (342)      (295)      (423)
                                               -------    -------    -------    -------    -------
       Total................................   $   742    $   634    $   562    $   483    $   601
                                               =======    =======    =======    =======    =======

---------
Total earnings for 1992 exclude the one-time charge related to the change in accounting for retirement medical benefits. Divested businesses include the sales, operating earnings and gains or losses on the disposition of significant businesses and product lines (see Note 22 of the NOTES TO FINANCIAL STATEMENTS in the 1995 Annual Report). Amortization of intangible assets related to the Allen-Bradley and Reliance acquisitions reduced Automation earnings by (in millions): 1995, $49; 1994, $22; 1993, $26; 1992, $56; and 1991, $67.

1995 Compared to 1994

     Sales for 1995 increased 17 percent to a record $13 billion from $11.1 billion in 1994. Reliance contributed $1 billion to this increase, while strong markets, new product introductions, and increased market share led to record sales by the Company's Semiconductor Systems, Allen-Bradley Automation, and Light and Heavy Vehicle Systems businesses. Avionics and Graphic Systems sales were also up for the year, while sales by the Company's Aerospace and Defense Electronics businesses declined due to the continuing reduction in government spending in defense and space programs.

     In 1995 sales to U.S. commercial and international customers were up 30 percent from 1994 and now comprise 72 percent of the Company's total sales compared to 65 percent in 1994. Sales to the U.S. Department of Defense accounted for 16 percent of total sales compared to 20 percent in 1994, while sales to NASA were 12 percent compared to 15 percent a year ago. The Company's 1995 international sales increased 24 percent to $4.3 billion, the highest level in the Company's history.

     Net income for 1995 increased 17 percent over 1994. Seven of Rockwell's nine businesses had higher 1995 earnings, with six achieving double digit earnings growth from 1994. Operating earnings of the Company's businesses increased 28 percent over 1994.

     Electronics. 1995 earnings increased 32 percent primarily due to record sales and earnings performances by the Allen-Bradley Automation and Semiconductor Systems businesses and to the inclusion of Reliance's nine months operating earnings in Automation's results. The Electronics businesses accounted for 52 percent of the Company's total sales and 59 percent of total operating earnings.

     Automation is Rockwell's largest business with 28 percent of total sales and 31 percent of total operating earnings. Automation's 1995 earnings were up 82 percent over 1994, 45 percent due to strong worldwide markets for Allen-Bradley products and 37 percent to the inclusion of Reliance in this year's results. Excluding the newly acquired Reliance operations, Automation posted sales increases of 19 percent in the United States, 36 percent in Canada, 38 percent in Asia-Pacific, 28 percent in Europe, and 26 percent in Latin America.

     Semiconductor Systems earnings were 14 percent higher than 1994 due to strong customer demand for the Company's new high speed data modem products, which reached full production during this year's third quarter. In the fourth quarter, Semiconductor Systems earnings were more than three times higher than last year's fourth quarter earnings. Semiconductor Systems is the fastest growing business in Rockwell with sales up 25 percent annually during the past five years.

     Avionics earnings were ahead of 1994 principally due to strengthening commercial avionics markets in the second half of this year and substantial completion of development work on the Boeing 777 program. This more than offset significant investments in products to address the growing land transportation electronics market.

     Defense Electronics 1995 earnings were the second highest in its history although slightly below last year's record earnings due to lower sales and a favorable contract adjustment a year ago.

     Aerospace. Space Systems continued to generate strong returns and cash flow, although earnings were down 7 percent from a year ago due to lower volume. Aircraft's earnings were up 11 percent primarily due to the effect of unfavorable contract adjustments last year.

     Automotive. Earnings were up 86 percent over 1994 due to an 18 percent sales increase, improved operating performance, and lower Heavy Vehicle Systems product warranty costs. Earnings of Heavy Vehicle Systems more than doubled 1994's results, while earnings of Light Vehicle Systems were up 32 percent. Automotive's return on sales increased to 6.8 percent in 1995 compared to 4.3 percent last year.

     Graphic Systems. Earnings more than doubled 1994 earnings due to increased sales, particularly in the large newspaper printing press business, and continuing cost containment and productivity programs.

     Corporate. 1995 earnings were reduced by higher interest expense, related to borrowings for the Reliance acquisition, higher contributions to the Company's charitable trust, and increased environmental costs related to previously disposed businesses.

     1996 Outlook. Assuming continued moderate inflation and economic growth, the Company's management expects that the Company will again post double-digit earnings per share growth and achieve return on shareowners' equity in the 20 percent range. Automation and Semiconductor Systems are expected again to achieve double-digit sales and earnings increases. Automotive's earnings are expected to improve with sales increases planned by Light Vehicle Systems, and the Company also expects continued improvement in Avionics and Graphic Systems earnings. The Company expects earnings of the Aerospace and Defense Electronics businesses to approximate 1995's results.

1994 Compared to 1993

     Sales in 1994 increased three percent from 1993, even though sales by the Company's Aerospace and Defense Electronics businesses declined 14 percent due to the continuing reduction in government spending in defense and space programs.

     All of the Company's commercial businesses achieved higher sales in 1994 compared to 1993 led by significant increases in Automation, Semiconductor Systems, and Heavy Vehicle Systems. Automation sales increased 22 percent and Semiconductor Systems sales increased 37 percent due to strong markets and new product driven increased market shares. Sales of Heavy Vehicle Systems increased 20 percent reflecting the strong North American truck markets.

     Net income for 1994 increased 13 percent over 1993 with earnings increases recorded by seven of the Company's nine business units.

     Electronics. 1994 earnings increased 16 percent from 1993 due to the higher sales and improved earnings performance of the Automation and Semiconductor Systems businesses, as well as higher earnings by Defense Electronics resulting from excellent performance and cost containment programs. Although the general aviation and government avionics product lines had increased sales and earnings in 1994, total Avionics earnings were below 1993 due to weak air transport markets and investments in new product development.

     Automation's higher earnings were due to strong demand for Allen-Bradley products in all of its primary markets worldwide. Automation's incoming orders in 1994 averaged $8.8 million per day, up 21 percent from 1993 and international sales surpassed 30 percent of total sales for the first time.

     Semiconductor Systems experienced strong demand for its data modems, principally in the fast growing personal computer market. The business shipped over 15 million data modems in 1994 compared to approximately 9 million in 1993, and shipped 8 million facsimile machine modems compared to 6 million in 1993.

     Aerospace. 1994 earnings were slightly ahead of 1993 even though sales declined due to the continuing reduction in government spending on defense and space programs. Higher earnings of the Space Systems business, primarily due to favorable contract performance and continuing cost reduction programs, more than offset lower volume-related earnings by the Aircraft business.

     Automotive. Earnings declined in 1994 as compared to 1993 as increased earnings in Heavy Vehicle Systems were more than offset by decreased earnings in Light Vehicle Systems. Significant 1994 gains in Heavy Vehicle Systems earnings attributable to the strong North American truck markets were largely offset by higher product warranty provisions. The product warranty provisions included higher than anticipated costs related to the business' extended warranty program as well as a charge to recognize the cost of inspections and potential field modifications of certain transmission products.

     In Light Vehicle Systems, 1994 earnings were lower due to the effect of weak international markets and investments in automotive electronics.

     Graphic Systems. Earnings in 1994 more than doubled from 1993 due to improved profitability in all its product lines as a result of the business substantially lowering its cost structure and downsizing its manufacturing capacity to reflect market realities.

FINANCIAL CONDITION

     Rockwell's financial condition continues to be a major strength, providing the liquidity and flexibility for its businesses to grow through research and new product development, capital investments, and acquisitions.

     In 1995 cash flow continued to be strong with cash provided by operating activities increasing 22 percent to $1.1 billion. This is after substantial investments by the Company's businesses in research and new product development. Rockwell invested a record $649 million in Company-funded research and new product development. In addition, the Company spent over $1 billion in research and development under contracts sponsored by the U.S. Government.

     Capital expenditures rose to a record $685 million in 1995 compared to $568 million in 1994. Substantially all of this year's capital expenditures were for facilities and equipment to support business growth initiatives as well as cost reduction and quality improvement programs. About 60 percent of the 1995 capital expenditures were in the Automation and Semiconductor Systems businesses and an additional 17 percent was spent by the Automotive businesses.

     The major use of cash in 1995 was the acquisition of Reliance for $1,586 million. The acquisition price was financed through the subsequent sale of Reliance's telecommunications business for $475 million and the issuance of $300 million in three-year notes, $500 million in ten-year notes and $311 million of commercial paper. During the year, the Company also acquired five other businesses and entered into two joint ventures for an aggregate investment of $121 million to support growth initiatives in Automation, Semiconductor Systems, Automotive, Aircraft, and Avionics.

     Other important uses of the Company's cash are the payment of dividends and stock repurchases. In 1995 dividend payments totaled a record $235 million, or 32 percent of net income. The Company also spent $137 million in stock repurchases. Since the Company initiated its stock repurchase program in 1984, it has purchased a total of 114 million shares of common stock at an average price of $23.07 per share.

INCOME TAXES

     The Company's consolidated effective income tax rate in 1995 was 39.5% compared to 37.9% in 1994. The increase is principally due to (1) the amortization of goodwill recorded in the Reliance acquisition, which is not deductible for tax purposes, and (2) lower research and experimentation tax credits in the United States and Australia.

     At September 30, 1995, the Company had unrecognized tax benefits from foreign net operating loss carryforwards of approximately $65 million, including $28 million incurred by AeroSpace Technologies of Australia, which was acquired by Rockwell in 1995. Of the loss carryforwards, $35 million expire between 1996 and 2003 and the remaining $30 million do not expire. From tax strategy initiatives, the Company realized benefits from the utilization of foreign net operating loss carryforwards of $17 million in 1995 and $11 million in 1994. The Company also had foreign tax credit carryforwards of approximately $55 million at September 30, 1995, which expire through 2000.

     In 1993 the Company filed a research and experimentation tax credit refund claim for the years 1981 through 1991. In 1994 a small portion of the claim was favorably resolved and the remaining portion, approximately $90 million including interest, related to fixed-price government contracts was disallowed. The Company has appealed this decision to the Internal Revenue Service Appeals Office. The tax benefit of this disputed claim has not been recognized for financial reporting purposes.

PENSIONS

     At September 30, 1995, the Company's pension plans were overfunded by more than $1.1 billion based on actual benefits earned to date and by $650 million after considering the effect of projected compensation increases on benefits earned.

     The Company has reported net pension income since adopting the pension accounting standard in 1987, primarily due to the requirement to recognize the initial net asset (pension assets in excess of pension liabilities at date of adoption) over the average remaining service life of active employees. The Company is recognizing its initial net asset of $1.7 billion over a 13 year amortization period (see Note 18 of the NOTES TO FINANCIAL STATEMENTS in the 1995 Annual Report). The yearly amortization benefit of this initial net asset is largely related to the Company's Aerospace and Defense Electronics businesses.

HEALTH CARE

     During the past four years, the Company has made amendments to its medical benefit plans designed to limit the growth in its future cost while still providing access to quality care for employees and retirees. The initial retirement medical benefit liability of $2.5 billion recorded by the Company in 1992, upon adoption of the accounting standard on retirement medical benefits, has been reduced by over $400 million as a result of these plan amendments. This reduction is being amortized into income over 3 to 12 years in accordance with the standard's requirements and has resulted in reduced retirement medical expense (see Note 17 of the NOTES TO FINANCIAL STATEMENTS in the 1995 Annual Report). The yearly amortization of the retirement medical benefit liability reduction is largely related to the Company's Aerospace and Defense Electronics businesses.

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

     It is difficult to estimate the timing and ultimate amount of environmental costs to be incurred in the future due to uncertainties about the status of the law, regulations, technology and information related to individual sites. Nevertheless, to assess the materiality for financial statement disclosure purposes, management estimates the total reasonably possible remediation costs that could be incurred by the Company. In the determination of such estimates consideration is given to the professional judgment of the Company's environmental engineers, in consultation with outside environmental specialists when necessary, and counsel, including assessments as to the likelihood that other companies which have been designated potentially responsible parties
(PRPs) have the financial resources and commitment to fulfill their obligations at Superfund sites where they and the Company may be jointly and severally liable. For certain sites only a range of reasonably possible costs can be estimated. In these cases, the top end of the range is included in management's estimate of total reasonably possible costs; however, in the determination of accruals the low end of the range is accrued as prescribed by generally accepted accounting principles.

     The Company records accruals for environmental issues in the accounting period in which its responsibility is established and the cost can be reasonably estimated. The Company records receivables for expected recoveries from third parties only when it is probable that such parties will fulfill their obligation to pay and have the financial resources to do so.

     The Company, including the newly acquired Reliance, has been designated as a PRP at 50 Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1995 to be about $57 million, of which $35 million has been accrued.

     Various other lawsuits, claims, and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed of properties. For these matters management has estimated the total reasonably possible costs the Company could incur at September 30, 1995 to be about $140 million, an increase of $65 million from last year primarily due to Reliance environmental matters. The Company has recorded environmental accruals for these matters of $110 million, of which $46 million relate to Reliance.

     A major portion of the $46 million accrual for Reliance's environmental obligations will be recoverable from Exxon Corporation, based on an agreement between Exxon and Reliance whereby Exxon agreed to pay substantially all costs related to certain environmental matters. Therefore, an offsetting $25 million receivable from Exxon has been recorded at September 30, 1995. In addition, the Company believes it is entitled to indemnification from Exxon with respect to one site involving approximately $18 million of cost, as to which Exxon is disputing its indemnification obligation.

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

GOVERNMENT CONTRACTS

     The Company's government contract operations are subject to U.S. Government audits of contract performance and cost classification and investigations of business practices from which claims have been or may be asserted against the Company. Although such claims are usually resolved through fact-finding and negotiation, civil, criminal or administrative proceedings may result and a contractor can be fined, as well as be debarred or suspended from receiving new government contracts for a period of time. Management believes there are no claims, audits or investigations currently pending against the Company with respect to government contracts which will have a material adverse effect on either the Company's business or its financial condition.

     Certain of the Company's U.S. Government contracts have been terminated for convenience during the past several years. The Company has filed claims for termination costs it believes are reimbursable under the contract terms. At September 30, 1995, such outstanding termination claims aggregated approximately $110 million, net of $30 million collected through progress payments. In addition, the Company has submitted claims aggregating $547 million with respect to contractual disputes on the AC-130U Gunship full-scale development and production contracts.

     The Company's financial statements have been prepared on the basis of reasonable estimates, supported by the opinion of outside legal counsel, of the revenue expected to be recovered from these claims. At September 30, 1995, receivables include $205 million relating to these claims, a major portion of which relates to the AC-130U Gunship claim. While management cannot reasonably estimate the length of time that will be required to resolve its claims or whether they will be resolved through negotiation or litigation, it believes their resolution will not have a material adverse effect on the Company's financial statements.

OTHER MATTERS

     In July 1995 a federal grand jury in Los Angeles began an investigation of the July 1994 explosion at Rocketdyne's Santa Susana Field Laboratory in which two scientists were killed and a technician injured. The grand jury is attempting to determine whether the accident occurred during an illegal disposal of hazardous waste and whether hazardous wastes were being illegally stored. The Company is assisting the government's investigation. While there is a risk that civil or criminal fines may be imposed, and that Rocketdyne or the Company may be suspended or debarred from government contracts as a result of the incident, management believes the outcome of matters related to the Santa Susana matter will not have a material adverse effect on either the Company's business or its financial statements.

BACKLOG

     The Company's 1995 year-end backlog was $11.8 billion compared to last year's $10.8 billion. This year's backlog includes $6 billion of commercial orders, $1.8 billion of funded government orders and $4 billion of unfunded government orders. The increase in 1995's backlog is principally due to orders of the Semiconductor Systems business, which may reflect, in part, multiple ordering by customers due to industry capacity constraints.

     Commercial orders may be canceled or deferred by customers, subject in certain cases to cancellation penalties. Funded government orders include amounts that have been appropriated by Congress and allotted under contracts by the procuring government agency. Typically only a portion of the price of a large government contract is funded at the time work commences. For the unfunded portion of government orders, there is no assurance that congressional appropriations or agency allotments requisite for funding will be forthcoming. All government contracts, whether funded or unfunded, can be curtailed or terminated at the convenience of the government.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See STATEMENT OF CONSOLIDATED INCOME, CONSOLIDATED BALANCE SHEET, STATEMENT OF CONSOLIDATED CASH FLOWS, STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY, NOTES TO FINANCIAL STATEMENTS, and REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS in the 1995 Annual Report.

     See also the table under the caption RESULTS OF OPERATIONS, Sales and Earnings by Business Segment in the MD&A on page 13 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions NOMINEES FOR ELECTION AS DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS on pages 3-7 of the 1996 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS, AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES and RETIREMENT PLANS on pages 10-12 and 18, respectively, of the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES on pages 3 and 9, respectively, of the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption CERTAIN TRANSACTIONS AND OTHER RELATIONSHIPS on page 8 of the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

       (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated herein by reference in Item 8 hereof from the 1995 Annual Report).

           Statement of Consolidated Income, years ended September 30, 1995, 1994 and 1993.

           Consolidated Balance Sheet, September 30, 1995 and 1994.

           Statement of Consolidated Cash Flows, years ended September 30, 1995, 1994 and 1993.

           Statement of Consolidated Shareowners' Equity, years ended September 30, 1995, 1994 and 1993.

           Notes to Financial Statements.

           Report of Independent Certified Public Accountants.

           Sales and Earnings by Business Segment, years ended September 30, 1991 through 1995.

       (2) Financial Statement Schedule for the years ended September 30, 1995, 1994 and 1993.

                                                                                  PAGE
                                                                                  ----
            Independent Auditors' Report........................................   S-1
            Schedule II--Valuation and Qualifying Accounts......................   S-2

             Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

       (3) Exhibits.

            3-a-1      Copy of Restated Certificate of Incorporation of the Company, as
                       amended, filed as Exhibit 3-a-1 to the Company's Annual Report on Form
                       10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

            3-b-1      Copy of By-Laws of the Company, filed as Exhibit 3 to the Company's
                       Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
                       1995, is hereby incorporated by reference.

            4-a-1      Indenture dated as of October 1, 1982 between the Company and Chemical
                       Bank, as successor by merger to Manufacturers Hanover Trust Company, as Trustee, pursuant to which the 7 5/8% Notes due February 17, 1998, the 8 7/8% Notes due September 15, 1999, the 8 3/8% Notes due February
                       15, 2001, the 6 3/4% Notes due September 15, 2002, the 7 7/8% Notes
                       due February 15, 2005 and the 6 5/8% Notes due June 1, 2005 have been issued, filed as Exhibit 4-a to Registration Statement No. 33-39510, is hereby incorporated by reference.

            4-a-2      First Supplemental Indenture dated as of February 27, 1987 to the
                       Indenture listed as Exhibit 4-a-1 above, filed as Exhibit 4-a to the
                       Company's Current Report on Form 8-K dated March 11, 1987, is hereby incorporated by reference.

            4-a-3      Indenture dated as of April 1, 1993 between Reliance and Bankers Trust
                       Company as Trustee, pursuant to which the 6.8% Notes of Reliance due
                       April 15, 2003 have been issued, filed as Exhibit 4.7 to Registration
                       Statement No. 33-60066, is hereby incorporated by reference.

            4-a-4      First Supplemental Indenture dated April 14, 1993 to the Indenture listed as Exhibit 4-a-3 above, filed as Exhibit 4.1 to Current Report on Form 8-K of Reliance dated April 19, 1993, is hereby incorporated by reference.

            4-a-5      Form of the 8 7/8% Notes due September 15, 1999, filed as Exhibit 4-a to the Company's Current Report on Form 8-K dated September 19, 1989, is hereby incorporated by reference.

            4-a-6      Form of the 8 3/8% Notes due February 15, 2001, filed as Exhibit 4-a to the Company's Current Report on Form 8-K dated February 28, 1991, is hereby incorporated by reference.

            4-a-7      Form of the 6 3/4% Notes due September 15, 2002, filed as Exhibit 4-a to the Company's Current Report on Form 8-K dated September 22, 1992, is hereby incorporated by reference.

            4-a-8      Form of the 7 5/8% Notes due February 17, 1998, filed as Exhibit 4-a to the Company's Current Report on Form 8-K dated February 23, 1995, is hereby incorporated by reference.

            4-a-9      Form of the 6.8% Notes of Reliance due April 15, 2003, filed as
                       Exhibit 4-8 to Registration Statement No. 33-60066, is hereby incorporated by reference.

            4-a-10     Form of the 7 7/8% Notes due February 15, 2005, filed as Exhibit 4-b to the Company's Current Report on Form 8-K dated February 23, 1995, is hereby incorporated by reference.

            4-a-11     Form of the 6 5/8% Notes due June 1, 2005, filed as Exhibit 4-a to the
                       Company's Current Report on Form 8-K dated June 14, 1995, is hereby incorporated by reference.

          *10-a-1      Copy of the Company's 1981 Incentive Stock Option Plan for Key
                       Employees, as amended, filed as Exhibit 4-c-1 to Registration
                       Statement No. 33-11946, is hereby incorporated by reference.

          *10-a-2      Form of Stock Option Agreement under the Company's 1981 Incentive
                       Stock Option Plan for Key Employees, as amended, for options granted prior to January 1, 1986, filed as Exhibit 10-a-2 to the Company's
                       Annual Report on Form 10-K for the fiscal year ended September 30,
                       1994, is hereby incorporated by reference.

          *10-a-3      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1981 Incentive Stock Option Plan for Key Employees, as
                       amended, for options and stock appreciation rights granted after
                       December 31, 1985 and prior to February 24, 1987, filed as Exhibit
                       4-c-5 to Registration Statement No. 33-11946, are hereby incorporated by reference.

          *10-b-1      Copy of the Company's 1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-d-1 to Registration Statement No. 33-11946, is
                       hereby incorporated by reference.

          *10-b-2      Form of Stock Option Agreement under the Company's 1979 Stock Plan for
                       Key Employees, as amended, for options granted prior to January 1,
                       1986, filed as Exhibit 10-b-2 to the Company's Annual Report on Form
                       10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

          *10-b-3      Form of Stock Option and Stock Appreciation Rights Agreement under the
                       Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted prior to January 1, 1986, filed as Exhibit 10-b-3 to the Company's Annual Report on Form 10-K for the
                       fiscal year ended September 30, 1994, is hereby incorporated by reference.

          ---------
          * Management contract or compensatory plan or arrangement.

          *10-b-4      Form of Stock Appreciation Rights Agreement under the Company's 1979
                       Stock Plan for Key Employees, as amended, filed as Exhibit 10-b-4 to the Company's Annual Report on Form 10-K for the fiscal year ended
                       September 30, 1994, is hereby incorporated by reference.

          *10-b-5      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December 31, 1985 and prior to February 24, 1987, filed as Exhibit 4-d-5 to Registration
                       Statement No. 33-11946, are hereby incorporated by reference.

          *10-b-6      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after February 23, 1987 and prior to December 2, 1987, filed as Exhibit 4-d-6 to Registration
                       Statement No. 33-11946, are hereby incorporated by reference.

          *10-b-7      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December 1, 1987, filed as Exhibit 10-b-7 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1987, are hereby incorporated by reference.

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

          *10-d-1      Copy of the Company's 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-1 to the Company's
                       Annual Report on Form 10-K for the fiscal year ended September 30,
                       1994, is hereby incorporated by reference.

          *10-d-2      Forms of Stock Option Agreements under the Company's 1988 Long-Term
                       Incentives Plan for options granted prior to May 1, 1992, filed as
                       Exhibit 10-d-2 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1988, are hereby incorporated by reference.

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

          *10-d-5      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after March 1, 1993 and prior to
                       November 1, 1993, filed as Exhibit 28-a to the Company's Form 10-Q for the quarter ended March 31, 1993, are hereby incorporated by reference.

          *10-d-6      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after November 1, 1993 and before
                       December 1, 1994, filed as Exhibit 10-d-6 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, are hereby incorporated by reference.

          *10-d-7      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after December 1, 1994, filed as
                       Exhibit 10-d-7 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1994, are hereby incorporated by reference.

          *10-e-1      Copy of the Company's 1995 Long-Term Incentives Plan, filed as Exhibit
                       10-e-1 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1994, is hereby incorporated by reference.

          *10-e-2      Forms of Stock Option Agreement under the Company's 1995 Long-Term
                       Incentives Plan, filed as Exhibit 10-e-2 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1994, are hereby incorporated by reference.

          *10-f-1      Copy of the Company's Incentive Compensation Plan, as amended through
                       February 23, 1987, filed as Exhibit 10-e-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1991, is hereby incorporated by reference.

          *10-f-2      Copy of resolutions of the Board of Directors of the Company, adopted
                       December 6, 1995, amending the Company's Incentive Compensation Plan.

           10-g-1      Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, is hereby incorporated by reference.

          *10-h-1      Copy of resolutions of the Board of Directors of the Company, adopted
                       November 3, 1993, providing for the Company's Deferred Compensation
                       Policy for Non-Employee Directors, filed as Exhibit 10-h-1 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1994, is hereby incorporated by reference.

          *10-h-2      Copy of resolutions of the Compensation Committee of the Board of
                       Directors of the Company, adopted July 5, 1994, modifying the
                       Company's Deferred Compensation Policy for Non-Employee Directors,
                       filed as Exhibit 10-h-2 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1994, is hereby incorporated by reference.

          *10-i-1      Copy of the Company's Directors Stock Plan, filed as Exhibit 10-i-1 to the Company's Annual Report on Form 10-K for the year ended September
                       30, 1994, is hereby incorporated by reference.

          ---------
          * Management contract or compensatory plan or arrangement.

          *10-i-2      Copy of resolutions of the Board of Directors of the Company, adopted
                       December 6, 1995, modifying the Company's Directors Stock Plan subject to approval by the Company's shareowners at the 1996 Annual Meeting of
                       Shareowners.

          *10-j-1      Copy of resolutions of the Board of Directors of the Company, adopted
                       November 2, 1994, providing for the Company's Retirement Policy for
                       Non-Employee Directors, filed as Exhibit 10-j-1 to the Company's
                       Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.

          *10-j-2      Copy of resolutions of the Board of Directors of the Company, adopted
                       December 6, 1995, rescinding (subject to approval of the modifications to the Directors Stock Plan by the Company's shareowners at the 1996
                       Annual Meeting of Shareowners) the Company's Retirement Policy for
                       Non-Employee Directors (except to the extent applicable to Directors then age 67 and former Directors then retired).

          *10-k-1      Copy of the Company's Annual Incentive Compensation Plan for Senior
                       Executive Officers, adopted by the Board of Directors of the Company on
                       December 6, 1995 subject to approval by the Company's shareowners at the 1996 Annual Meeting of Shareowners.

          *10-l-1      Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr.

          *10-m-1      Copy of letter dated February 1, 1995 from the Company to Judith L.
                       Estrin, filed as Exhibit 10 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended March 31, 1995, is hereby incorporated by reference.

           11          Computation of Earnings Per Share for the Five Years Ended September
                       30, 1995.

           12          Computation of Ratio of Earnings to Fixed Charges and Computation of
                       Pro Forma Ratio of Earnings to Fixed Charges for the year ended
                       September 30, 1995.

           13          Portions of the 1995 Annual Report to Shareowners of the Company.

           21          List of Subsidiaries of the Company.

           23          Independent Auditors' Consent.

           24          Powers of Attorney authorizing certain persons to sign this Annual
                       Report on Form 10-K on behalf of certain directors and officers of the
                       Company.

           27          Financial Data Schedule for September 30, 1995 Form 10-K.

           99-a-1      Copy of the Company's Savings Plan, as amended and restated as of
                       January 1, 1995.

           99-b-1      Unaudited pro forma condensed consolidated statement of income of the
                       Company and Reliance for the year ended September 30, 1995.

           99-c-1      Approval dated December 23, 1994 amending the Company's Savings Plan for Certain Represented Hourly Employees.

          ---------
          * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      ROCKWELL INTERNATIONAL CORPORATION

                                      By     /s/ WILLIAM J. CALISE, JR.
                                         ----------------------------------
                                                  WILLIAM J. CALISE, JR.
                                          SENIOR VICE PRESIDENT, GENERAL COUNSEL
                                                  AND SECRETARY

Dated: December 21, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 21ST DAY OF DECEMBER 1995 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                  DONALD R. BEALL*
 CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
     (PRINCIPAL EXECUTIVE OFFICER) AND DIRECTOR

                 DON H. DAVIS, JR.*
                      DIRECTOR

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

                 WILLIAM S. SNEATH*
                      DIRECTOR

                JOSEPH F. TOOT, JR.*
                      DIRECTOR

                 W. MICHAEL BARNES*
   SENIOR VICE PRESIDENT, FINANCE & PLANNING AND
    CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                       OFFICER)

                LAWRENCE J. KOMATZ*
VICE PRESIDENT AND CONTROLLER (PRINCIPAL ACCOUNTING
                       OFFICER)

                     *By  /s/ WILLIAM J. CALISE, JR.
                         ---------------------------
                         WILLIAM J. CALISE, JR.,
                         ATTORNEY-IN-FACT**

** BY AUTHORITY OF POWERS OF ATTORNEY FILED HEREWITH.

                          INDEPENDENT AUDITORS' REPORT

ROCKWELL INTERNATIONAL CORPORATION:

     We have audited the consolidated financial statements of Rockwell International Corporation and subsidiaries as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated October 31, 1995; such financial statements and report are included in your 1995 Annual Report to Shareowners, portions of which are incorporated herein by reference. Our audits also included the financial statement schedule of Rockwell International Corporation and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
October 31, 1995

                                                                     SCHEDULE II

                       ROCKWELL INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                       BALANCE AT    CHARGED TO      CHARGED                      BALANCE AT
                                       BEGINNING     COSTS AND      TO OTHER                        END OF
DESCRIPTION                            OF YEAR(A)     EXPENSES     ACCOUNTS(B)    DEDUCTIONS       YEAR(A)
-----------                            ----------    ----------    -----------    ----------      ----------
                                                                   (IN MILLIONS)
Year ended September 30, 1995:
  Allowance for doubtful accounts....    $ 78.3        $ 22.8         $  .2         $ 15.3 (c)      $111.4
                                                                                     (25.4)(d)
Year ended September 30, 1994:
  Allowance for doubtful accounts....    $ 56.9        $ 29.2         $ 1.1         $  9.5 (c)      $ 78.3
                                                                                      (0.6)(d)
Year ended September 30, 1993:
  Allowance for doubtful accounts....    $ 46.5        $ 25.5         $ 1.3         $ 13.3 (c)      $ 56.9
                                                                                       3.1 (d)

---------------

(a) Includes allowances for commercial, customer finance and other long-term receivables.

(b)  Collection of accounts previously written off.

(c)  Uncollectible accounts written off.

(d) Consists principally of amounts relating to businesses acquired, businesses sold and foreign currency translation adjustments.

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION                                PAGE
------------   -------------------------------------------------------------------   -------
  3-a-1        Copy of Restated Certificate of Incorporation of the Company, as
               amended, filed as Exhibit 3-a-1 to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

  3-b-1        Copy of By-Laws of the Company, filed as Exhibit 3 to the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995, is hereby incorporated by reference.

  4-a-1 Indenture dated as of October 1, 1982 between the Company and Chemical Bank, as successor by merger to Manufacturers Hanover
               Trust Company, as Trustee, pursuant to which the 7 5/8% Notes due
               February 17, 1998, the 8 7/8% Notes due September 15, 1999, the
               8 3/8% Notes due February 15, 2001, the 6 3/4% Notes due September
               15, 2002, the 7 7/8% Notes due February 15, 2005 and the 6 5/8%
               Notes due June 1, 2005 have been issued, filed as Exhibit 4-a to Registration Statement No. 33-39510, is hereby incorporated by reference.

  4-a-2        First Supplemental Indenture dated as of February 27, 1987 to the
               Indenture listed as Exhibit 4-a-1 above, filed as Exhibit 4-a to the Company's Current Report on Form 8-K dated March 11, 1987, is hereby incorporated by reference.

  4-a-3        Indenture dated as of April 1, 1993 between Reliance and Bankers
               Trust Company as Trustee, pursuant to which the 6.8% Notes of Reliance due April 15, 2003 have been issued, filed as Exhibit 4.7 to Registration Statement No. 33-60066, is hereby incorporated by reference.

*10-b-4        Form of Stock Appreciation Rights Agreement under the Company's
               1979 Stock Plan for Key Employees, as amended, filed as Exhibit
               10-b-4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

*10-b-5 Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December
               31, 1985 and prior to February 24, 1987, filed as Exhibit 4-d-5 to
               Registration Statement No. 33-11946, are hereby incorporated by reference.

*10-b-6 Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after February
               23, 1987 and prior to December 2, 1987, filed as Exhibit 4-d-6 to
               Registration Statement No. 33-11946, are hereby incorporated by reference.

*10-b-7 Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December 1, 1987, filed as Exhibit 10-b-7 to the Company's Annual Report on
               Form 10-K for the year ended September 30, 1987, are hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

EXHIBIT NO.                                DESCRIPTION                                PAGE
------------   -------------------------------------------------------------------   -------
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

*10-d-1 Copy of the Company's 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-1 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

*10-d-2        Forms of Stock Option Agreements under the Company's 1988 Long-Term
               Incentives Plan for options granted prior to May 1, 1992, filed as
               Exhibit 10-d-2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1988, are hereby incorporated by reference.

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

*10-d-5        Forms of Stock Option Agreement under the Company's 1988 Long-Term
               Incentives Plan for options granted after March 1, 1993 and prior to November 1, 1993, filed as Exhibit 28-a to the Company's Form
               10-Q for the quarter ended March 31, 1993, are hereby incorporated by reference.

*10-d-6        Forms of Stock Option Agreement under the Company's 1988 Long-Term
               Incentives Plan for options granted after November 1, 1993 and before December 1, 1994, filed as Exhibit 10-d-6 to the Company's
               Annual Report on Form 10-K for the year ended September 30, 1993, are hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

EXHIBIT NO.                                DESCRIPTION                                PAGE
------------   -------------------------------------------------------------------   -------
*10-d-7        Forms of Stock Option Agreement under the Company's 1988 Long-Term
               Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to the Company's Annual Report on Form 10-K for
               the year ended September 30, 1994, are hereby incorporated by reference.

*10-e-1        Copy of the Company's 1995 Long-Term Incentives Plan, filed as
               Exhibit 10-e-1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.

*10-e-2        Forms of Stock Option Agreement under the Company's 1995 Long-Term
               Incentives Plan, filed as Exhibit 10-e-2 to the Company's Annual
               Report on Form 10-K for the year ended September 30, 1994, are hereby incorporated by reference.

*10-f-1 Copy of the Company's Incentive Compensation Plan, as amended through February 23, 1987, filed as Exhibit 10-e-1 to the Company's
               Annual Report on Form 10-K for the year ended September 30, 1991, is hereby incorporated by reference.

*10-f-2 Copy of resolutions of the Board of Directors of the Company, adopted December 6, 1995, amending the Company's Incentive
               Compensation Plan.

 10-g-1 Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual Report on Form 10-K for the year ended September
               30, 1993, is hereby incorporated by reference.

*10-h-1 Copy of resolutions of the Board of Directors of the Company, adopted November 3, 1993, providing for the Company's Deferred
               Compensation Policy for Non-Employee Directors, filed as Exhibit
               10-h-1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.

*10-h-2 Copy of resolutions of the Compensation Committee of the Board of Directors of the Company, adopted July 5, 1994, modifying the Company's Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.

*10-i-1 Copy of the Company's Directors Stock Plan, filed as Exhibit 10-i-1 to the Company's Annual Report on Form 10-K for the year ended
               September 30, 1994, is hereby incorporated by reference.

*10-i-2 Copy of resolutions of the Board of Directors of the Company, adopted December 6, 1995, modifying the Company's Directors Stock
               Plan subject to approval by the Company's shareowners at the 1996
               Annual Meeting of Shareowners.

*10-j-1 Copy of resolutions of the Board of Directors of the Company, adopted November 2, 1994, providing for the Company's Retirement
               Policy for Non-Employee Directors, filed as Exhibit 10-j-1 to the Company's Annual Report on Form 10-K for the year ended September
               30, 1994, is hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

EXHIBIT NO.                                DESCRIPTION                                PAGE
------------   -------------------------------------------------------------------   -------
*10-j-2        Copy of resolutions of the Board of Directors of the Company, adopted December 6, 1995, rescinding (subject to approval of the modifications to the Directors Stock Plan by the Company's shareowners at the 1996 Annual Meeting of Shareowners) the
               Company's Retirement Policy for Non-Employee Directors (except to the extent applicable to Directors then age 67 and former Directors then retired).

*10-k-1        Copy of the Company's Annual Incentive Compensation Plan for Senior
               Executive Officers, adopted by the Board of Directors of the Company on December 6, 1995 subject to approval by the Company's
               shareowners at the 1996 Annual Meeting of Shareowners.

*10-l-1        Restricted Stock Agreement dated December 6, 1995 between the
               Company and Don H. Davis, Jr.

*10-m-1        Copy of letter dated February 1, 1995 from the Company to Judith L.
               Estrin, filed as Exhibit 10 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1995, is hereby incorporated by reference.

 11            Computation of Earnings Per Share for the Five Years Ended
               September 30, 1995.

 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Pro Forma Ratio of Earnings to Fixed Charges for the year ended
               September 30, 1995.

 13            Portions of the 1995 Annual Report to Shareowners of the Company.

 21            List of Subsidiaries of the Company.

 23            Independent Auditors' Consent.

 24            Powers of Attorney authorizing certain persons to sign this Annual
               Report on Form 10-K on behalf of certain directors and officers of the Company.

 27            Financial Data Schedule for September 30, 1995 Form 10-K.

 99-a-1 Copy of the Company's Savings Plan, as amended and restated as of January 1, 1995.

 99-b-1 Unaudited pro forma condensed consolidated statement of income of the Company and Reliance for the year ended September 30, 1995.

 99-c-1        Approval dated December 23, 1994 amending the Company's Savings
               Plan for Certain Represented Hourly Employees.

---------
* Management contract or compensatory plan or arrangement.