Form 10-Q
period 1995-12-31
ROCKWELL INTERNATIONAL CORP
filed 1996-02-09
CIK 84636

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended      December 31, 1995



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

                        Yes      X      No

185,215,891 shares of registrant's Common Stock, $1.00 par value, and 32,031,304 shares of registrant's Class A Common Stock, $1.00 par value, were outstanding on January 31, 1996.



                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                          Page
                                                                           No.

                    Condensed Consolidated Balance Sheet--
                    December 31, 1995 and September 30, 1995............     2

                    Statement of Consolidated Income--Three Months
                    Ended December 31, 1995 and 1994....................     3

                    Statement of Consolidated Cash Flows--
                    Three Months Ended December 31, 1995 and 1994.......     4

                    Notes to Financial Statements.......................     5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations.......................................     9

                    Other Financial Information.........................    12

          Exhibit 11 - Computation of Earnings Per Share................    13



PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings...................................    14

          Item 5.   Other Information...................................    14

          Item 6.   Exhibits and Reports on Form 8-K....................    14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                    December 31    September 30
                                                       1995            1995
                                                    (Unaudited)
                                  ASSETS                   (In millions)
Current assets:
   Cash...........................................    $   536         $   655
   Receivables....................................      2,255           2,346
   Inventories....................................      1,955           1,847
   Other current assets...........................        565             546
   Net assets of discontinued operations..........        549             569

           Total current assets...................      5,860           5,963

Net property......................................      2,849           2,847
Intangible assets.................................      1,847           1,868
Other assets......................................      1,471           1,436

                         TOTAL....................    $12,027         $12,114

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................    $   693         $   654
   Accounts payable - trade.......................        844           1,057
   Accrued compensation and benefits..............        689             729
   Advance payments from customers................        175             246
   Accrued income taxes...........................        189             113
   Other current liabilities......................        892             918

           Total current liabilities..............      3,482           3,717

Long-term debt....................................      1,775           1,775
Accrued retirement benefits.......................      2,524           2,536
Other liabilities.................................        338             304

                    Total liabilities.............      8,119           8,332

Shareowners' equity:
   Preferred stock ...............................          1               1
   Common Stock (shares issued - 209.5 million)...        210             210
   Class A Common Stock (shares issued:
     December 31, 1995, 32.1 million;
     September 30, 1995, 32.9 million)............         32              33
   Additional paid-in capital.....................        188             186
   Retained earnings..............................      4,265           4,158
   Currency translation...........................        (98)            (99)
   Common Stock in treasury, at cost (shares held:
       December 31, 1995, 24.5 million;
       September 30, 1995, 25.4 million)..........       (690)           (707)

                    Total shareowners' equity.....      3,908           3,782

                         TOTAL....................    $12,027         $12,114

                      See Notes to Financial Statements.
                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)



                                                        Three Months Ended
                                                             December 31
                                                          1995        1994
                                                          (In millions)
Revenues:
  Sales...............................................   $3,062      $2,459
  Other income........................................       32          20

    Total revenues....................................    3,094       2,479

Costs and expenses:
  Cost of sales.......................................    2,320       1,898
  Selling, general and
    administrative....................................      411         302
  Interest............................................       47          22

    Total costs and expenses..........................    2,778       2,222

Income before income taxes ...........................      316         257
Provision for income taxes............................      123         102

Income from continuing operations.....................      193         155

(Loss)income from discontinued operations, net of tax.       (1)         10

Net income............................................   $  192      $  165


                                                            (In dollars)

Earnings per common share:

   Primary............................................
       From continuing operations.....................   $  .90      $  .72
       From discontinued operations...................     (.01)        .04
       Net income per common share....................   $  .89      $  .76

   Fully diluted......................................
       From continuing operations.....................   $  .88      $  .70
       From discontinued operations...................     (.01)        .04
       Net income per common share....................   $  .87      $  .74

Cash dividends per common share.......................   $  .29      $  .27


                                                            (In millions)

Average common shares outstanding:

   Primary............................................    217.0       218.0

   Fully diluted......................................    220.3       221.4



                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                                                         Three Months Ended
                                                             December 31
                                                         1995         1994
                                                             (In millions)
OPERATING ACTIVITIES:
Net income...........................................   $ 192        $   165
Adjustments to net income to arrive at
   cash provided by operating activities:
   Depreciation......................................     118            105
   Amortization of intangible assets.................      27             14
   Deferred income taxes.............................      23             27
   Net pension income and contributions..............      (8)           (20)
   Changes in assets and liabilities, excluding
      effects of acquisitions and foreign currency
      adjustments:
        Receivables..................................      86            168
        Inventories..................................    (116)           (93)
        Net assets of discontinued businesses........      20             25
        Accounts payable - trade.....................    (190)          (112)
        Accrued compensation and benefits............     (38)           (25)
        Advance payments from customers..............     (69)           (54)
        Income taxes.................................      78             64
        Other assets and liabilities.................     (86)          (134)
           Cash provided by operating activities.....      37            130
INVESTING ACTIVITIES:
Property additions...................................    (137)          (106)
Acquisition of businesses............................                 (1,576)
Proceeds from disposition of property and businesses.      12             12
           Cash used for investing activities........    (125)        (1,670)
FINANCING ACTIVITIES:
Debt activity:
    Increase in short-term borrowings................      43            544
    Increase in long-term debt.......................                    545
    Payable to Reliance shareholders.................                    591
    Payments of long-term debt.......................      (2)            (4)
      Net increase in debt...........................      41          1,676
 Purchase of treasury stock..........................     (18)           (45)
 Dividends...........................................     (63)           (59)
 Reissuance of common stock..........................       9              1
           Cash (used for) provided by financing
             activities..............................     (31)         1,573
(DECREASE) INCREASE IN CASH..........................    (119)            33
CASH AT BEGINNING OF PERIOD..........................     655            612
CASH AT END OF PERIOD................................   $ 536        $   645

Income tax payments were $25 million and $37 million in the three months ended December 31, 1995 and 1994, respectively.

                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended September 30, 1995. The results of operations for the three-month period ended December 31, 1995 are not necessarily indicative of the results for the full year.

        It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

2. In January 1996, the company announced its plan to sell its Graphic Systems business segment. The company believes the sale will be completed this fiscal year and will yield net proceeds in excess of the net assets of the business. The net assets of the Graphic Systems business at December 31, 1995 and September 30, 1995 and its net (loss) income for the three month periods ended December 31, 1995 and 1994 have been presented as discontinued operations. The revenues of the Graphic Systems business were $115 million and $167 million for the three months ended December 31, 1995 and 1994, respectively.

3. In fiscal 1995, the company's acquisition of Reliance Electric Company (Reliance) was accounted for as a purchase as of December 31, 1994 and the results of operations of Reliance, exclusive of the divested telecommunications business, were included in the company's statement of consolidated income commencing January 1, 1995.

        The following unaudited pro forma information has been prepared assuming Reliance had been acquired at the beginning of fiscal 1995. The pro forma information is presented for information purposes and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is not intended to be a projection of future results.

                                                     Three Months Ended
                                                      December 31, 1994
                                                    (In millions, except
                                                     per share amounts)

           Sales and other income                            $ 2,975
           Net income                                            165
           Earnings per common share:
             Primary                                             .76
             Fully Diluted                                       .74

                      ROCKWELL INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

 4.  Receivables are summarized as follows (in millions):

                                                  December 31   September 30
                                                     1995           1995

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (December 31, 1995, $67;
         September 30, 1995, $59)..............     $1,528         $1,521
       United States Government................        145            142
     Unbilled costs and accrued profits,
       less related progress payments
       (December 31, 1995, $229;
       September 30, 1995, $235)...............        582            683

       Receivables.............................     $2,255         $2,346

 5.  Inventories are summarized as follows (in millions):

                                                  December 31    September 30
                                                      1995           1995

     Finished goods............................      $  466         $  454
     Long-term contracts in process............         294            289
     Work in process...........................         848            765
     Raw materials, parts and supplies.........         504            488
       Total...................................       2,112          1,996
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis..................          57             54
     Remainder.................................       2,055          1,942
     Less related progress payments............         100             95

       Inventories.............................      $1,955         $1,847

 6.  Intangible assets are summarized as follows (in millions):

                                                 December 31   September 30
                                                    1995           1995

     Goodwill.................................      $1,316        $1,328
     Trademarks, patents, product technology
       and other intangibles..................         531           540

       Intangible assets......................      $1,847        $1,868

 7.  Other assets are summarized as follows (in millions):

                                                 December 31   September 30
                                                    1995           1995

     Prepaid pension costs....................      $1,336        $1,321
     Investments and other assets.............         135           115

       Other assets...........................      $1,471        $1,436

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


 8.  Short-term debt consisted of the following (in millions):

                                                 December 31   September 30
                                                    1995           1995

      Commercial paper.........................     $  565       $  535
      Short-term bank borrowings,
        principally foreign....................        112          101
      Current portion of long-term debt........         16           18

       Short-term debt.........................     $  693       $  654

 9.  Other current liabilities are summarized as follows (in millions):

                                                  December 31   September 30
                                                     1995           1995

     Accounts payable - other...................    $  272        $  297
     Accrued product warranties.................       202           196
     Accrued taxes other than income taxes......        73            82
     Other......................................       345           343

       Other current liabilities................    $  892        $  918

10.  Long-term debt consisted of the following (in millions):

                                                 December 31   September 30
                                                    1995           1995

     7-5/8% notes, payable in 1998............     $  300        $  300
     8-7/8% notes, payable in 1999............        300           300
     8-3/8% notes, payable in 2001............        200           200
     6-3/4% notes, payable in 2002............        300           300
     6.8% notes, payable in 2003..............        138           138
     7-7/8% notes, payable in 2005............        200           200
     6-5/8% notes, payable in 2005............        300           300
     Other obligations, principally foreign...         53            55
       Total..................................      1,791         1,793
     Less current portion.....................         16            18

       Long-term debt.........................     $1,775        $1,775

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


11. The company's financial instruments include cash, notes receivable, short- and long-term debt and foreign currency forward exchange contracts. At December 31, 1995, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

     It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $671 million at December 31, 1995 and $681 million at September 30, 1995. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

12.  Accrued retirement benefits consisted of the following (in millions):

                                                 December 31    September 30
                                                    1995            1995

     Accrued retirement medical costs.........     $2,519         $2,539
     Accrued pension costs....................        204            196
       Total..................................      2,723          2,735
     Amount classified as current liability...        199            199
       Accrued retirement benefits............     $2,524         $2,536

13. In the quarter ended December 31, 1995, the company purchased .4 million shares of Common Stock for $18 million. Since the company's Common Stock repurchase program began in 1984, the company has purchased 114.4 million shares of Common Stock for $2.6 billion.

14. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, employment and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                      ROCKWELL INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1996 First Quarter Compared to 1995 First Quarter

The contributions to sales and earnings by business segment of the company for the first quarter of fiscal 1996 and 1995 are presented below (in millions).

                                                        Three Months Ended
                                                            December 31
                                                          1995       1994
     Sales
       Electronics
         Automation                                     $   980     $   572
         Avionics                                           322         288
         Semiconductor Systems                              286         132
         Defense Electronics                                199         185
         Total Electronics                                1,787       1,177
       Aerospace
         Space Systems                                      410         441
         Aircraft                                           110         114
         Total Aerospace                                    520         555
       Automotive
         Heavy Vehicle Systems                              431         450
         Light Vehicle Systems                              324         274
         Total Automotive                                   755         724
    Sales of ongoing businesses                           3,062       2,456
    Divested business                                                     3
    Total                                               $ 3,062     $ 2,459

    Operating Earnings
       Electronics
         Automation                                     $   111     $    91
         Avionics                                            37          22
         Semiconductor Systems                               82          14
         Defense Electronics                                 30          37
           Total Electronics                                260         164
       Aerospace                                             84          86
       Automotive                                            38          49
    Operating earnings of ongoing businesses                382         299
    Divested business                                                    (2)
    General corporate - net                                 (19)        (18)
    Interest expense                                        (47)        (22)
    Provision for income taxes                             (123)       (102)
    Income from continuing operations                       193         155
    (Loss) income from discontinued operations,
       net of tax                                            (1)         10
    Net Income                                          $   192     $   165


                      ROCKWELL INTERNATIONAL CORPORATION



RESULTS OF OPERATIONS (CONTINUED)

Sales for the 1996 first quarter, excluding Graphic Systems, were 25 percent higher than 1995's first quarter sales. Sales by the Automation business were up $408 million principally due to $338 million of sales of Reliance Electric Company (Reliance) which was acquired at the end of last year's first quarter. Sales by the Semiconductor Systems business more than doubled last year's first quarter due to very strong demand for its new high speed V.34 modem. Much of that demand has been fueled by the global surge in the use of the Internet, with Rockwell's V.34 modems being the Internet access method of choice.
Current year first quarter sales increases were also achieved by the Avionics, Defense Electronics and Light Vehicle Systems businesses; while lower sales were recorded by the Aerospace and Heavy Vehicle businesses. In the quarter, commercial and international sales, excluding Graphic Systems, were up 40 percent from last year's first quarter, and now comprise 75 percent of total sales compared to 67 percent in the first quarter of 1995.

Earnings per share from continuing operations for the 1996 first quarter increased 25 percent over last year, marking the twelfth consecutive quarter the company has achieved double-digit earnings per share growth. Reliance added one cent per share to the company's first quarter results, after considering the financing cost of the acquisition and amortization of goodwill and other intangible assets.

Net income from continuing operations for 1996's first quarter increased
25 percent from 1995's first quarter net income primarily due to substantially higher earnings by the Semiconductor Systems businesses. The Avionics business also recorded a substantial earnings increase and Automation continued to post strong earnings.

Electronics accounted for 58 percent of total sales and 68 percent of operating earnings. Within Electronics, operating earnings of the Automation business were up 22 percent from last year's first quarter, principally due to the inclusion of the results of Reliance. Avionics first quarter earnings were up 68 percent over 1995's first quarter primarily due to higher sales in its commercial aircraft businesses. Semiconductor Systems earnings were substantially higher than a year ago principally due to very strong demand for its new high-speed V.34 modem. Defense Electronics first quarter earnings were down 19 percent from 1995 due to an unfavorable contract adjustment.

Aerospace earnings continued to be strong, but were slightly below last year's first quarter due to lower volume. Automotive's earnings were 22 percent below last year's first quarter due to lower Heavy Vehicle Systems earnings resulting from severely depressed economic conditions in Brazil and Mexico.

Interest expense for the first three months of 1996 increased due to borrowings related to the Reliance acquisition.

                      ROCKWELL INTERNATIONAL CORPORATION



FINANCIAL CONDITION

As a result of the continued rapid growth of the Semiconductor Systems business, the company has accelerated the business' expansion plans and the company's capital expenditures for fiscal 1996 are now expected to exceed $900 million.

The company expects the net proceeds from the sale of its Graphic Systems business will exceed the business' net assets of $549 million at December 31, 1995.

The company is in the process of evaluating the effect of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of."

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environ-mental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 17 - 18 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Management believes that at December 31, 1995 there has been no material change to this information.

                      ROCKWELL INTERNATIONAL CORPORATION

Other Financial Information

(a) The company's backlog on December 31, 1995 was $11.3 billion compared to $11.0 billion on December 31, 1994. The backlog includes $5.7 billion of commercial orders, $2.0 billion of funded government orders and $3.6 billion of unfunded government orders. The increase in 1996's backlog is principally due to orders of the Semiconductor Systems business which may reflect, in part, multiple ordering by customers due to industry capacity constraints. Backlog by major businesses is as follows (in millions):

                                                December 31      December 31
                                                    1995             1994

       Electronics
         Automation                              $   622            $   585
         Avionics                                  1,277              1,099
         Semiconductor Systems                     1,143                214
         Defense Electronics                       1,605              1,318
                                                   4,647              3,216
       Aerospace
         Space Systems                             3,539              5,169
         Aircraft                                  2,581              1,976
                                                   6,120              7,145

       Automotive                                    582                593

         Total Backlog                           $11,349            $10,954

(b) The composition of the company's sales by customer is as follows (in millions):
                                                     Three Months Ended
                                                          December 31
                                                      1995       1994

         U.S. Commercial                             $1,263     $  813
         International                                1,042        838
         U.S. Government:
            DOD                                         415        461
            NASA                                        342        347
         Total                                       $3,062     $2,459

                                                                    EXHIBIT 11
                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE


                                                           Three Months Ended
                                                             December 31
                                                        1995            1994
                                                        (In millions, except
                                                         per share amounts)


Primary earnings per share:

  Income from continuing operations...................  $193.6        $155.1
  Deduct dividend requirements on preferred stock.....     0.1           0.1

  Total primary earnings from continuing operations...  $193.5        $155.0

  Average number of common shares outstanding during
    the period........................................   217.0         218.0

  Primary earnings per share from
    continuing operations.............................  $  .90        $  .72

  Primary earnings per share from discontinued
    operations........................................    (.01)          .04

  Net primary earnings per share......................  $  .89        $  .76

Fully diluted earnings per share:

  Income from continuing operations...................  $193.6        $155.1

  Average number of common shares outstanding during
   the period assuming full dilution:
      Common stock....................................   217.0         218.0
      Assumed issuance of stock under award plans and
        conversion of preferred stock.................     3.3           3.4

  Total fully diluted shares..........................   220.3         221.4

  Fully diluted earnings from continuing operations...  $  .88        $  .70

  Fully diluted earnings per share from discontinued
    operations........................................    (.01)          .04

  Net fully diluted earnings per share................  $  .87        $  .74

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

       On December 27, 1995, a shareowner, purporting to act derivatively on behalf of the Company, commenced an action in the Superior Court of the State of California for the County of Orange against all but one of the Company's present directors, and the Company as a nominal defendant, alleging principally breaches of fiduciary duties in failing properly to manage the business of the Company in a manner to prevent certain alleged violations of applicable federal and state laws, including environmental laws, by certain named and unnamed employees or agents of the Company. The action seeks a declaratory judgment, damages suffered by the Company as a result of the alleged conduct, plaintiffs' costs and expenses and other proper relief.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a)       Exhibits:

                 Exhibit 11   -  Computation of Earnings Per Share

                 Exhibit 12   -  Computation of Ratio of Earnings to
                                 Fixed Charges for the three months ended
                                 December 31, 1995

                 Exhibit 27   -  Financial Data Schedule

                 Exhibit 99-a -  Net income of the company's continuing
                                 operations, exclusive of the Graphic Systems
                                 Business, for each of the five years in the period ended September 30, 1995


PART II.      OTHER INFORMATION (CONTINUED)

Item 6.       Exhibits and Reports on Form 8-K (Continued)

                Exhibit 99-b  -  Operating earnings of the company's
                                 Electronics Businesses for each of the
                                 five years in the period ended
                                 September 30, 1995

                Exhibit 99-c  -  Independent Auditors' Consent to incorporation of certain reports and reference to them in certain prospectuses with respect to securities offered under employee plans

            (b)     Reports on Form 8-K:

                There were no reports on Form 8-K filed during the quarter ended December 31, 1995.




                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date         February 9, 1996               By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date         February 9, 1996               By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary

ROCKWELL INTERNATIONAL CORPORATION
INDEX OF EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995


                                                                            Page
Exhibit 12      Computation of Ratio of Earnings to Fixed Charges for
                the three months ended December 31, 1995                      18

Exhibit 99-a    Net income of the company's continuing operations,
                exclusive of the Graphic Systems Business, for each of
                the five years in the period ended September 30, 1995         19

Exhibit 99-b    Operating earnings of the company's Electronics Businesses for each of the five years in the period ended
                September 30, 1995                                            20

Exhibit 99-c Independent Auditors' Consent to incorporation of certain reports and reference to them in certain prospectuses with
                respect to securities offered under employee plans            21