Form 10-Q
period 1996-03-31
ROCKWELL INTERNATIONAL CORP
filed 1996-05-09
CIK 84636

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        March 31, 1996



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

                        Yes      X      No

186,948,124 shares of registrant's Common Stock, $1.00 par value, and 30,449,271 shares of registrant's Class A Common Stock, $1.00 par value, were outstanding on April 30, 1996.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                        Page
                                                                         No.

                    Condensed Consolidated Balance Sheet--
                    March 31, 1996 and September 30, 1995..........       2

                    Statement of Consolidated Income--Three Months
                    and Six Months Ended March 31, 1996 and 1995..        3

                    Statement of Consolidated Cash Flows--
                    Six Months Ended March 31, 1996 and 1995......        4

                    Notes to Financial Statements..................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................       9

                    Other Financial Information....................      13

          Exhibit 11 - Computation of Earnings Per Share...........      14



PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      15

          Item 4.   Submission of Matters to a Vote of Security
                    Holders........................................      15

          Item 5.   Other Information..............................      17

          Item 6.   Exhibits and Reports on Form 8-K...............      17



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                    March 31     September 30
                                                      1996           1995
                                  ASSETS                 (In millions)
Current assets:
   Cash...........................................   $   583       $   655
   Receivables....................................     2,398         2,346
   Inventories....................................     2,006         1,847
   Other current assets...........................       539           546
   Net assets of discontinued operations..........       562           569
           Total current assets...................     6,088         5,963

Net property......................................     2,944         2,847
Intangible assets.................................     1,824         1,868
Other assets......................................     1,494         1,436

                         TOTAL....................   $12,350       $12,114

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................   $   765       $   654
   Accounts payable - trade.......................       941         1,057
   Accrued compensation and benefits..............       717           729
   Advance payments from customers................       230           246
   Accrued income taxes...........................        53           113
   Other current liabilities......................       998           918

           Total current liabilities..............     3,704         3,717

Long-term debt....................................     1,764         1,775
Accrued retirement benefits.......................     2,511         2,536
Other liabilities.................................       321           304

                    Total liabilities.............     8,300         8,332

Shareowners' equity:
   Preferred stock ...............................         1             1
   Common Stock (shares issued - 209.5 million)...       210           210
   Class A Common Stock (shares issued:
      March 31, 1996, 30.9 million;
      September 30, 1995, 32.9 million)...........        31            33
   Additional paid-in capital.....................       195           186
   Retained earnings..............................     4,381         4,158
   Currency translation...........................      (111)          (99)
   Common Stock in treasury, at cost (shares held:
      March 31, 1996, 23.0  million;
      September 30, 1995, 25.4 million)...........      (657)         (707)

                    Total shareowners' equity.....     4,050         3,782

                         TOTAL....................   $12,350       $12,114

                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         March 31               March 31
                                      1996       1995       1996        1995
                                                   (In millions)
Revenues:
  Sales...........................   $ 3,422   $ 3,157    $ 6,484    $ 5,616
  Other income....................        42        13         74         33

    Total revenues................     3,464     3,170      6,558      5,649

Costs and expenses:
  Cost of sales...................     2,591     2,403      4,911      4,301
  Selling, general, and
    administrative................       473       426        884        728
  Interest........................        50        44         97         66

    Total costs and expenses......     3,114     2,873      5,892      5,095

Income before income taxes........       350       297        666        554
Provision for income taxes........       138       118        261        220

Income from continuing
  operations......................       212       179        405        334

Income from discontinued
  operations, net of tax..........         2        12          1         22

Net income .......................   $   214   $   191    $   406    $   356

                                                  (In dollars)
Earnings per common share:

   Primary........................
     From continuing operations...   $   .97    $   .82    $  1.87   $  1.54
     From discontinued
       operations.................       .01        .06         -        .10

     Net income per common share..   $   .98    $   .88    $  1.87   $  1.64

   Fully diluted..................
     From continuing operations...   $   .96    $   .81    $  1.84   $  1.51
     From discontinued
       operations.................       .01        .06         -        .10

     Net income per common share..   $   .97    $   .87    $  1.84   $  1.61


Cash dividends per common share..    $   .29    $   .27    $   .58   $   .54

                                                  (In millions)
Average common shares outstanding:

   Primary.......................     217.3      217.0      217.2      217.5

   Fully diluted.................     221.4      221.1      221.0      221.7


                      See Notes to Financial Statements.
                            ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                           Six Months Ended
                                                               March 31
                                                         1996         1995
                                                             (In millions)
OPERATING ACTIVITIES:
Net income...........................................  $   406      $   356
Adjustments to net income to arrive at
  cash provided by operating activities:
    Depreciation.....................................      242          218
    Amortization of intangible assets................       50           40
    Deferred income taxes............................       45           55
    Net pension income and contributions.............      (18)         (40)
    Changes in assets and liabilities, excluding
      effects of acquisitions and foreign currency
      adjustments:
        Receivables..................................      (60)         (71)
        Inventories..................................     (179)        (171)
        Net assets of discontinued businesses.......         7          (24)
        Accounts payable - trade.....................      (76)         (78)
        Accrued compensation and benefits............      (10)          11
        Advance payments from customers..............      (17)         (18)
        Income taxes.................................      (45)         (37)
        Other assets and liabilities.................      (82)         (16)
           Cash provided by operating activities.....      263          225

INVESTING ACTIVITIES:
Property additions...................................     (364)        (266)
Acquisition of businesses............................       (3)      (1,577)
Proceeds from disposition of property and businesses.       64           17
           Cash used for investing activities........     (303)      (1,826)

FINANCING ACTIVITIES:
Debt activity:
    Increase in short-term borrowings................      119        1,316
    Increase in long-term debt.......................       -           543
    Payments of long-term debt.......................      (16)         (37)
      Net increase in debt...........................      103        1,822
 Purchase of treasury stock..........................      (40)         (93)
 Dividends...........................................     (126)        (118)
 Reissuance of common stock..........................       31           11
           Cash (used for) provided by
               financing activities..................      (32)       1,622

(DECREASE) INCREASE IN CASH..........................      (72)          21

CASH AT BEGINNING OF PERIOD..........................      655          612

CASH AT END OF PERIOD................................  $   583      $   633

Income tax payments were $277 million and $172 million in the six months ended March 31, 1996 and 1995, respectively.


                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1.	In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended September 30, 1995. The results of operations for the three- and six-month periods ended March 31, 1996 are not necessarily indicative of the results for the full year.

	It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2.	In April 1996, the company reached an agreement to sell its Graphic
Systems business segment for approximately $600 million. The sale is expected to close in the summer of 1996. The net proceeds from the sale will exceed the net assets of the business. After giving consideration to the tax basis of assets sold and accrued costs directly associated with disposing of the business, the company expects the transaction to have a minimal effect on its results of operations. The net assets of the Graphic Systems business at March 31, 1996 and September 30, 1995 and its net income for the three- and six-month periods ended
March 31, 1996 and 1995 have been presented as discontinued operations.
The revenues of the Graphic Systems business were $237 million and $208 million for the three months ended March 31, 1996 and 1995, respectively, and $352 million and $375 million for the six months ended March 31, 1996 and 1995, respectively.

 3.	In fiscal 1995, the company's acquisition of Reliance Electric Company
(Reliance) was accounted for as a purchase as of December 31, 1994 and the results of operations of Reliance, exclusive of the divested telecommunications business, were included in the company's statement of consolidated income commencing January 1, 1995.

	The following unaudited pro forma information has been prepared assuming Reliance had been acquired at the beginning of fiscal 1995. The pro forma information is presented for informational purposes and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is not intended to be a projection of future results.

	                                                  Six Months Ended
	                                                   March 31, 1995

                                                  (In millions, except
                                                    per share amounts)

	Revenues							                                    	$5,978
	Net income                                             356
	Earnings per common share:
		Primary                                              1.64
		Fully diluted                                        1.61

                      ROCKWELL INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 4.	Receivables are summarized as follows (in millions):

                                                     March 31     September 30
                                                       1996           1995

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (March 31, 1996, $81;
         September 30, 1995, $59)...............     $ 1,683        $ 1,521
       United States Government.................         119            142
     Unbilled costs and accrued profits,
       less related progress payments
       (March 31, 1996, $246;
       September 30, 1995, $235)................         596            683

       Receivables..............................     $ 2,398        $ 2,346

 5.	Inventories are summarized as follows (in millions):

                                                     March 31    September 30
                                                       1996          1995

     Finished goods.............................     $   467        $   454
     Long-term contracts in process.............         330            289
     Work in process............................         846            765
     Raw materials, parts, and supplies.........         502            488
       Total....................................       2,145          1,996
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis...................          62             54
     Remainder..................................       2,083          1,942
     Less related progress payments.............          77             95

       Inventories..............................     $ 2,006        $ 1,847


 6.	Intangible assets are summarized as follows (in millions):

                                                     March 31     September 30
                                                       1996          1995

     Goodwill..................................      $ 1,297        $ 1,328
     Trademarks, patents, product technology,
       and other intangibles...................          527            540

       Intangible assets.......................      $ 1,824        $ 1,868


                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


 7.	Other assets are summarized as follows (in millions):

                                                    March 31     September 30
                                                      1996           1995

     Prepaid pension costs.....................     $ 1,354       $ 1,321
     Investments and other assets..............         140           115

       Other assets............................     $ 1,494       $ 1,436

 8.	Short-term debt consisted of the following (in millions):

                                                    March 31     September 30
                                                      1996           1995

      Commercial paper.........................     $   625       $   535
      Short-term bank borrowings,
        principally foreign....................         125           101
      Current portion of long-term debt........          15            18

       Short-term debt.........................     $   765       $   654


 9.	Other current liabilities are summarized as follows (in millions):

                                                    March 31     September 30
                                                      1996          1995

     Accounts payable - other...................    $   322       $   297
     Accrued product warranties.................        206           196
     Accrued taxes other than income taxes......         94            82
     Other......................................        376           343

       Other current liabilities................    $   998       $   918

10.	Long-term debt consisted of the following (in millions):

                                                    March 31     September 30
                                                      1996           1995


     7-5/8% notes, payable in 1998.............     $   300       $   300
     8-7/8% notes, payable in 1999.............         300           300
     8-3/8% notes, payable in 2001.............         200           200
     6-3/4% notes, payable in 2002.............         300           300
     6.8% notes, payable in 2003...............         139           138
     7-7/8% notes, payable in 2005.............         200           200
     6-5/8% notes, payable in 2005.............         300           300
     Other obligations, principally foreign....          40            55
       Total...................................       1,779         1,793
     Less current portion.....................           15            18

       Long-term debt.........................      $ 1,764       $ 1,775

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



11.	The company's financial instruments include cash, short- and long-term debt, and foreign currency forward exchange contracts. At March 31, 1996, the carrying values of the company's financial instruments approximated their fair values based on current market rates.

	It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $703 million at March 31, 1996 and $681 million at September 30, 1995. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

12.	Accrued retirement benefits consisted of the following (in millions):

                                                  March 31     September 30
                                                    1996           1995

     Accrued retirement medical costs.........     $2,496         $2,539
     Accrued pension costs....................        214            196
       Total..................................      2,710          2,735
     Amount classified as current liability...        199            199
       Accrued retirement benefits............     $2,511         $2,536

13.	In the quarter ended March 31, 1996, the company purchased .3 million shares of Common Stock for $22 million.  Since the company's Common
Stock repurchase program began in 1984, the company has purchased
114.7 million shares of Common Stock for $2.7 billion.

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

15.	On May 1, 1996, the company announced that it will redeem all of its outstanding $4.75 Convertible Preferred Stock, Series A and $1.35
Convertible Preferred Stock, Series B on July 1, 1996 at redemption prices of $100.00 per share for the Series A stock and $36.00 per share for the Series B stock. The company anticipates that the majority of preferred shareholders will elect to convert their preferred stock into common stock prior to redemption.

                      ROCKWELL INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1996 Second Quarter Compared to 1995 Second Quarter

The contributions to sales and earnings by business segment of the company for the second quarter of fiscal 1996 and 1995 are presented below (in millions).

                                                       Three Months Ended
                                                             March 31
                                                         1996       1995
     Sales
       Electronics
         Automation                                    $ 1,011     $   974
         Avionics                                          343         342
         Semiconductor Systems                             407         184
         Defense Electronics                               226         207
         Total Electronics                               1,987       1,707
       Aerospace
         Space Systems                                     469         482
         Aircraft                                          129         150
         Total Aerospace                                   598         632
       Automotive
         Heavy Vehicle Systems                             494         513
         Light Vehicle Systems                             343         302
         Total Automotive                                  837         815
     Sales of ongoing businesses                         3,422       3,154
     Divested business                                                   3

     Total                                             $ 3,422     $ 3,157

     Operating Earnings
       Electronics
         Automation                                    $   123     $   138
         Avionics                                           23          39
         Semiconductor Systems                              81          18
         Defense Electronics                                32          40
           Total Electronics                               259         235
       Aerospace                                           100          86
       Automotive                                           69          61
     Operating earnings of ongoing businesses              428         382
     Divested business                                                  (3)
     General corporate - net                               (28)        (38)
     Interest expense                                      (50)        (44)
     Provision for income taxes                           (138)       (118)
     Income from continuing operations                     212         179
     Income from discontinued operations, net of tax         2          12

     Net income                                        $   214     $   191

                      ROCKWELL INTERNATIONAL CORPORATION

Sales for the 1996 second quarter were 8 percent higher than 1995's second quarter sales. Sales by the Semiconductor Systems business more than doubled last year's second quarter due to continued demand for its very high-speed personal computer and fax modem products, despite the fact that the rate of growth in other segments of the semiconductor industry has recently slowed. Current year second quarter sales increases were also achieved by the Automation, Avionics, Defense Electronics, and Light Vehicle Systems businesses; while lower sales were recorded in the Aerospace and Heavy Vehicle Systems businesses. In the quarter, commercial and international sales were up 14 percent from last year's second quarter, and now comprise 75 percent of total sales compared to 71 percent in the second quarter of 1995.

Income from continuing operations for 1996's second quarter increased
18 percent from 1995's second quarter primarily due to the Semiconductor Systems business earnings being four times higher than a year ago. Higher earnings were also recorded by the Aerospace and Automotive businesses.

Electronics:

The company's Electronics businesses accounted for 58 percent of total sales and 60 percent of total operating earnings in the second quarter of 1996.

Semiconductor Systems earnings were substantially higher than a year ago due to the above noted sales increase. The business is currently adding major feature and functionality enhancements to its industry-leading V.34 modem, which is today's Internet access method of choice. Notwithstanding these important new product investments, the business achieved a very strong 20 percent return on sales in the quarter.

Automation sales continued to increase; however, substantial investments in international marketing, new product launches, and manufacturing and distribution facilities to improve customer service resulted in an 11 percent earnings decrease from 1995's second quarter. Although growth in Automation's served markets is continuing, the rate of growth in this industry has slowed from last year's record levels. Despite these market dynamics, we are confident that Automation will achieve higher earnings and improved profit margins in fiscal 1996.

Avionics second quarter earnings were down 41 percent from 1995's second quarter principally due to a charge resulting from the bankruptcy of Fokker N.V. Defense Electronics second quarter earnings were down 20 percent from 1995 due to contract adjustments.

Aerospace:

Aerospace earnings were up 16 percent over last year's second quarter as a result of improved performance by the Rocketdyne Division and favorable contract adjustments in the Aircraft business.

Automotive:

Automotive's earnings were 13 percent higher than last year's second quarter due to improved cost performance by Heavy Vehicle Systems in North America, increased volume by Light Vehicle Systems, and a gain on the sale of a plant. However, Automotive's earnings continue to be adversely affected by the depressed economic conditions in Brazil and Mexico.

	ROCKWELL INTERNATIONAL CORPORATION

Six Months Ended March 31, 1996 Compared to Six Months Ended March 31, 1995

The contributions to sales and earnings by business segment of the company for the six months ended March 31, 1996 and 1995 are presented below (in millions).

                                                         Six Months Ended
                                                              March 31
                                                          1996       1995
    Sales
       Electronics
         Automation                                     $ 1,991     $ 1,546
         Avionics                                           665         630
         Semiconductor Systems                              693         316
         Defense Electronics                                425         392
         Total Electronics                                3,774       2,884
       Aerospace
         Space Systems                                      879         923
         Aircraft                                           239         264
         Total Aerospace                                  1,118       1,187
       Automotive
         Heavy Vehicle Systems                              925         963
         Light Vehicle Systems                              667         576
         Total Automotive                                 1,592       1,539
    Sales of ongoing businesses                           6,484       5,610
    Divested business                                                     6

    Total                                               $ 6,484     $ 5,616

    Operating Earnings
      Electronics
        Automation                                      $   234     $   229
        Avionics                                             60          61
        Semiconductor Systems                               163          32
        Defense Electronics                                  62          77
          Total Electronics                                 519         399
      Aerospace                                             184         172
      Automotive                                            107         110
    Operating earnings of ongoing businesses                810         681
    Divested business                                                    (5)
    General corporate - net                                 (47)        (56)
    Interest expense                                        (97)        (66)
    Provision for income taxes                             (261)       (220)
    Income from continuing operations                       405         334
    Income from discontinued operations, net of tax           1          22

    Net income                                          $   406     $   356

ROCKWELL INTERNATIONAL CORPORATION

Sales for the first six months of 1996 increased $868 million, or 15 percent, over the same period a year ago, principally due to the inclusion of $338 million of first quarter sales of Reliance and the continued rapid growth of the Semiconductor Systems business. The company's earnings from continuing operations increased 21 percent over 1995's comparable earnings.

Electronics earnings for the first six months of fiscal 1996 were up
30 percent from the same period a year ago due to substantial earnings increases in the Semiconductor Systems business. Semiconductor Systems performance reflects continued strong demand for its very high-speed personal computer and fax modem products. Automation's earnings, impacted by significant investments in international marketing, new product launches, and manufacturing and distribution facilities to improve customer service, were up slightly. Avionics earnings continued to be strong due to higher sales in its commercial aircraft businesses but were slightly below last year's due to a charge resulting from the bankruptcy of Fokker N.V. Defense Electronics earnings were below those of last year's first half due to unfavorable contract adjustments.

Aerospace's improved performance by the Rocketdyne Division and favorable contract adjustments in the Aircraft business offset lower volume, resulting in an earnings increase of seven percent for the first six months of 1996 over last year's first six months.

Automotive's earnings for the first six months of 1996 were slightly below those of the comparable 1995 period as a result of depressed economic conditions in Brazil and Mexico, which offset improved cost performance in Heavy Vehicle Systems, volume improvements in Light Vehicle Systems, and a gain on the sale of a plant.

Interest expense for the first six months of 1996 increased due to borrowings related to the Reliance acquisition.

FINANCIAL CONDITION

The company is in the process of evaluating the effect of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 17-18 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Management believes that at March 31, 1996 there has been no material change to this information.

                      ROCKWELL INTERNATIONAL CORPORATION



Other Financial Information

(a)	The company's backlog on March 31, 1996 was $11.5 billion compared to
$10.8 billion on March 31, 1995. The backlog includes $5.9 billion of commercial orders, $2.3 billion of funded government orders, and $3.3 billion of unfunded government orders. The increase in 1996's backlog is principally due to orders of the Semiconductor Systems business which may reflect, in part, multiple ordering by customers due to industry capacity constraints. Backlog by major businesses is as follows (in millions):

                                        March 31    September 30    March 31
                                          1996          1995          1995

       Electronics
         Automation                      $   686      $   589       $   647
         Avionics                          1,358        1,135         1,164
         Semiconductor Systems             1,194        1,037           405
         Defense Electronics               1,808        1,502         1,281
                                           5,046        4,263         3,497
       Aerospace
         Space Systems                     3,328        3,839         4,575
         Aircraft                          2,568        2,610         2,158
                                           5,896        6,449         6,733
       Automotive                            510          563           592

       Total Backlog                     $11,452      $11,275       $10,822

(b)	The composition of the company's sales by customer is as follows (in millions):
                                     Three Months Ended     Six Months Ended
                                          March 31               March 31
                                      1996       1995        1996       1995

         U.S. Commercial             $1,285     $1,223      $2,548    $2,036
         International                1,279      1,020       2,321     1,858
         U.S. Government:
            DOD                         468        549         883     1,010
            NASA                        390        365         732       712
         Total                       $3,422     $3,157      $6,484    $5,616

                                                                    EXHIBIT 11
                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE



                                    Three Months Ended      Six Months Ended
                                         March 31               March 31
                                      1996       1995       1996        1995
                                     (In millions, except per share amounts)


Primary earnings per share:

  Income from continuing operations...  $212.2     $179.2    $405.8    $334.3

  Deduct dividend requirements
    on preferred stock................      -          -        0.1       0.1

  Total primary earnings from
    continuing operations.............  $212.2     $179.2    $405.7    $334.2

  Average number of common shares
    outstanding during the period.....   217.3      217.0     217.2     217.5

  Primary earnings per share from
    continuing operations.............  $  .97     $  .82    $ 1.87    $ 1.54

  Primary earnings per share from
    discontinued operations...........     .01        .06       -         .10

  Net primary earnings per share .....  $  .98     $  .88    $ 1.87    $ 1.64

Fully diluted earnings per share:

  Income from continuing operations...  $212.2     $179.2    $405.8    $334.3

  Average number of common shares
    outstanding during the period
    assuming full dilution:
       Common stock...................   217.3      217.0     217.2     217.5
       Assumed issuance of stock under
         award plans and conversion of
         preferred stock..............     4.1        4.1       3.8       4.2

  Total fully diluted shares..........   221.4      221.1     221.0     221.7

  Fully diluted earnings from
    continuing operations.............  $  .96     $  .81    $ 1.84    $ 1.51

  Fully diluted earnings per share
    from discontinued operations......     .01        .06       -         .10

  Net fully diluted earnings
    per share.........................  $  .97     $  .87    $ 1.84    $ 1.61

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In July 1995, a federal grand jury impaneled by the United States District Court for the Central District of California began an investigation into a July 1994 explosion at the Santa Susana Field Laboratory operated by the company's Rocketdyne Division in which two scientists were killed and a technician was injured. On
April 11, 1996, pursuant to an agreement between the company and the United States Attorney for the Central District of California, the company entered a plea of guilty to two counts of unpermitted disposal of hazardous waste and one count of unpermitted storage of hazardous waste, all of which are felony violations of the Resource Conservation and Recovery Act, and paid a fine of $6,500,000 to settle potential federal criminal claims arising out of the government's investigation. While this disposition of the matter provides a basis for the Department of Defense to determine that the company is not a responsible contractor and suspend the company or the Rocketdyne Division from bidding on government contracts, the company believes it is a responsible contractor and is discussing an Administrative Agreement with the Air Force under which neither Rocketdyne nor the company would be suspended or debarred.

On February 27, 1996, two shareowners, purporting to act derivatively on behalf of the company, commenced an action in the Superior Court of the State of California for the County of Los Angeles against all of the company's present directors, one former director, and the company as a nominal defendant, alleging principally breaches of fiduciary duties in failing properly to manage the business of the company in a manner to prevent certain alleged violations of applicable federal and state laws, including environmental laws, by certain named and unnamed employees or agents of the company. The action seeks a declaratory judgment, damages suffered by the company as a result of the alleged conduct, plaintiffs' costs and expenses and other proper relief. This suit is largely duplicative of the shareowner derivative suit filed in the Superior Court of the State of California for the County of Orange disclosed in the company's quarterly report on Form 10-Q for the quarterly period ended
December 31, 1995.

Item 4.	Submission of Matters to a Vote of Security Holders

		(a)	The regular annual meeting of shareowners of the registrant was held February 7, 1996.

		(c)	At the annual meeting, the shareowners:

			(i)	voted to elect 13 directors of the company.  Each nominee
for director was elected by a vote of the shareowners as
follows:

PART II.	OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders (Continued)

                               									Affirmative		  Votes
                                        Votes   	     Withheld

				Lew Allen, Jr.		                  	405,404,696		 6,370,023
				Donald R. Beall	         	        	406,168,782		 5,605,937
				Richard M. Bressler	              	405,798,959		 5,975,760
				John J. Creedon		                 	405,013,438		 6,761,281
				Don H. Davis, Jr.         	       	406,364,573		 5,410,146
				Judith L. Estrin			                405,456,742		 6,317,977
				William H. Gray, III		             404,602,129		 7,172,590
				J. Clayburn La Force, Jr.         	405,795,109		 5,979,610
				William T. McCormick, Jr.         	406,462,056		 5,312,663
				John D. Nichols		                 	406,128,126		 5,646,593
				Bruce M. Rockwell	                	406,255,188		 5,519,531
				William S. Sneath	                	405,583,200		 6,191,519
				Joseph F. Toot, Jr.	              	406,121,027		 5,653,692

			(ii)	voted upon a proposal to approve the selection by the
        Board of Directors of the firm of Deloitte & Touche LLP as auditors of the company.  The proposal was approved by a
        vote of the shareowners as follows:

  			               		Affirmative votes		 403,720,633
		  			               Negative votes	   	   3,707,140
				  	               Abstentions		     	   4,346,946

			(iii)	voted upon a proposal to approve the adoption by the Board
         of Directors of the Annual Incentive Compensation Plan for
         Senior Executive Officers.  The proposal was approved by a vote of the shareowners as follows:

                 					Affirmative votes		 363,904,278
	  				               Negative votes		     33,414,245
					                 Abstentions		     	  14,456,196

			(iv)	voted upon a proposal to approve the adoption by the Board
        of Directors of an amendment to the Directors Stock Plan.
        The proposal was approved by a vote of the shareowners as
        follows:

  					               Affirmative votes		 361,967,344
		  			               Negative Votes		     34,656,103
				  	               Abstentions			       15,151,272

PART II.	OTHER INFORMATION (CONTINUED)

Item 5.	Other Information

The company's government contract operations are subject to U.S. Government investigations of business practices and audits of contract performance and cost classification from which claims have been or may be asserted against the company. Although such claims are usually resolved through fact-finding and negotiation, civil, criminal or administrative proceedings may result and a contractor can be fined, as well as be suspended or debarred from government contracts. Management believes there are no claims, audits, or investigations currently pending against the company which will have a material adverse effect on either the company's business or its financial condition.

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

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			Exhibit 10-a - Copy of Restricted Stock Agreement dated
                  February 7, 1996 between the company and William H. Gray, III

			Exhibit 10-b	-	Copy of Restricted Stock Agreement dated
                  February 7, 1996 between the company and
                  J. Clayburn La Force, Jr.

			Exhibit 10-c - Copy of Restricted Stock Agreement dated
                  February 7, 1996 between the company and William T. McCormick, Jr.

			Exhibit 10-d - Form of Stock Option Agreement under the
                  company's Directors Stock Plan

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits and Reports on Form 8-K (Continued)

			Exhibit 11   -  Computation of Earnings Per Share

			Exhibit 12  	-	 Computation of Ratio of Earnings to Fixed
                   Charges for the six months ended March 31,
                   1996.

		 Exhibit 27   -  Financial Data Schedule

			Exhibit 99-a	- 	Succession Agreement dated March 25, 1996
                   among Allen-Bradley Company Inc.,
                   Kenneth W. Krueger and NBD Bank, as Successor
                   Trustee of the trust funds under the
                   Allen-Bradley Savings and Investment Plans

			Exhibit 99-b	-	 Master Defined Contribution Trust Agreement
                   effective January 1, 1996 between The Employee
                   Benefit Committee of Rockwell International
                   Corporation and First Interstate Bank of
                   California

		(b)  Reports on Form 8-K:

				There were no reports on Form 8-K filed during the quarter ended
    March 31, 1996.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date           May  9, 1996                 By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date           May  9, 1996                 By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary

ROCKWELL INTERNATIONAL CORPORATION
INDEX OF EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996







                                                                      Page

Exhibit 10-a     Copy of Restricted Stock Agreement dated              21
                 February 7, 1996 between the company and William H. Gray, III


Exhibit 10-b     Copy of Restricted Stock Agreement dated              25
                 February 7, 1996 between the company and
                 J. Clayburn La Force, Jr.


Exhibit 10-c     Copy of Restricted Stock Agreement dated              29
                 February 7, 1996 between the company and William T. McCormick, Jr.


Exhibit 10-d     Form of Stock Option Agreement under the              33
                 company's Directors Stock Plan


Exhibit 12       Computation of Ratio of Earnings to Fixed             47
                 Charges for the six months ended March 31,
                 1996


Exhibit 99-a     Succession Agreement dated March 25, 1996             49
                 among Allen-Bradley Company Inc.,
                 Kenneth W. Krueger and NBD Bank, as Successor
                 Trustee of the trust funds under the
                 Allen-Bradley Savings and Investment Plans


Exhibit 99-b     Master Defined Contribution Trust Agreement           54
                 effective January 1, 1996 between The Employee
                 Benefit Committee of Rockwell International
                 Corporation and First Interstate Bank of
                 California