Form 10-Q
period 1996-06-30
ROCKWELL INTERNATIONAL CORP
filed 1996-08-14
CIK 84636

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        June 30, 1996



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

                        Yes      X      No

190,497,851 shares of registrant's Common Stock, $1.00 par value, and 27,949,464 shares of registrant's Class A Common Stock, $1.00 par value, were outstanding on July 31, 1996.






                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                        Page
                                                                         No.

                    Condensed Consolidated Balance Sheet--
                    June 30, 1996 and September 30, 1995...........       2

                    Statement of Consolidated Income--Three Months
                    and Nine Months Ended June 30, 1996 and 1995....      3

                    Statement of Consolidated Cash Flows--
                    Nine Months Ended June 30, 1996 and 1995........      4

                    Notes to Financial Statements..................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................      10

                    Other Financial Information....................      16

          Exhibit 11 - Computation of Earnings Per Share...........      18



PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      19

          Item 5.   Other Information..............................      19

          Item 6.   Exhibits and Reports on Form 8-K...............      20



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                    June 30     September 30
                                                      1996           1995
                                  ASSETS                 (In millions)
Current assets:
   Cash...........................................   $   618       $   655
   Receivables....................................     2,324         2,346
   Inventories....................................     2,127         1,847
   Other current assets...........................       573           546
   Net assets of discontinued operations..........       541           569
           Total current assets...................     6,183         5,963

Net property......................................     3,003         2,847
Intangible assets.................................     1,837         1,868
Other assets......................................     1,519         1,436

                         TOTAL....................   $12,542       $12,114

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................   $   703       $   654
   Accounts payable - trade.......................       930         1,057
   Accrued compensation and benefits..............       762           729
   Advance payments from customers................       211           246
   Accrued income taxes...........................        58           113
   Other current liabilities......................     1,081           918

           Total current liabilities..............     3,745         3,717

Long-term debt....................................     1,763         1,775
Accrued retirement benefits.......................     2,501         2,536
Other liabilities.................................       343           304

                    Total liabilities.............     8,352         8,332

Shareowners' equity:
   Preferred stock ...............................         1             1
   Common Stock (shares issued - 209.5 million)...       210           210
   Class A Common Stock (shares issued:
      June 30, 1996, 28.2 million;
      September 30, 1995, 32.9 million)...........        28            33
   Additional paid-in capital.....................       197           186
   Retained earnings..............................     4,443         4,158
   Currency translation...........................      (130)          (99)
   Common Stock in treasury, at cost (shares held:
      June 30, 1996, 19.4 million;
      September 30, 1995, 25.4 million)...........      (559)         (707)

                    Total shareowners' equity.....     4,190         3,782

                         TOTAL....................   $12,542       $12,114

                      See Notes to Financial Statements.



                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                         June 30               June 30
                                      1996       1995       1996      1995
                                                   (In millions)
Revenues:
  Sales...........................   $ 3,489   $ 3,292    $ 9,973   $ 8,908
  Other income....................        26        28        100        61

    Total revenues................     3,515     3,320     10,073     8,969

Costs and expenses:
  Cost of sales...................     2,629     2,527      7,540     6,828
  Selling, general, and
    administrative................       464       427      1,348     1,155
  Interest........................        46        51        143       117

    Total costs and expenses......     3,139     3,005      9,031     8,100

Income before income taxes........       376       315      1,042       869
Provision for income taxes........       147       125        408       345

Income from continuing
  operations......................       229       190        634       524

(Loss) Income from discontinued
  operations, net of tax..........        (6)        7         (5)       29

Net income .......................   $   223   $   197    $   629   $   553

                                                  (In dollars)
Earnings per common share:

   Primary........................
     From continuing operations...   $  1.04    $   .87   $  2.91   $  2.41
     From discontinued
       operations.................      (.02)       .03      (.02)      .13

     Net income per common share..   $  1.02    $   .90   $  2.89   $  2.54

   Fully diluted..................
     From continuing operations...   $  1.02    $   .86   $  2.86   $  2.37
     From discontinued
       operations.................      (.02)       .02      (.02)      .12

     Net income per common share..   $  1.00    $   .88   $  2.84   $  2.49


Cash dividends per common share...   $   .29    $   .27   $   .87   $   .81

                                                  (In millions)
Average common shares outstanding:

   Primary........................     217.7      216.8     217.3     217.3

   Fully diluted..................     221.3      221.8     221.1     222.5


                      See Notes to Financial Statements.


                      ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                          Nine Months Ended
                                                               June 30
                                                         1996         1995
                                                             (In millions)
OPERATING ACTIVITIES:
Net income...........................................  $   629      $   553
Adjustments to net income to arrive at
  cash provided by operating activities:
    Depreciation.....................................      393          337
    Amortization of intangible assets................       73           70
    Deferred income taxes............................       (2)          82
    Net pension income and contributions.............      (32)         (61)
    Changes in assets and liabilities, excluding
      effects of acquisitions and foreign currency
      adjustments:
        Receivables..................................       10          (89)
        Inventories..................................     (297)        (180)
        Net assets of discontinued operations.......        28           40
        Accounts payable - trade.....................     (101)        (130)
        Accrued compensation and benefits............       35           18
        Advance payments from customers..............      (36)         (31)
        Income taxes.................................      (32)         (82)
        Other assets and liabilities.................       13           15
           Cash provided by operating activities.....      681          542

INVESTING ACTIVITIES:
Property additions...................................     (582)        (436)
Acquisition of businesses............................      (61)      (1,615)
Proceeds from disposition of property and businesses.       82           27
           Cash used for investing activities........     (561)      (2,024)

FINANCING ACTIVITIES:
Debt activity:
    Increase in short-term borrowings................       60          914
    Increase in long-term debt.......................      -            827
    Payments of long-term debt.......................      (17)         (43)
      Net increase in debt...........................       43        1,698
 Purchase of treasury stock..........................      (47)        (120)
 Dividends...........................................     (189)        (176)
 Reissuance of common stock..........................       36           42
           Cash (used for) provided by
               financing activities..................     (157)       1,444

DECREASE IN CASH.....................................      (37)         (38)

CASH AT BEGINNING OF PERIOD..........................      655          612

CASH AT END OF PERIOD................................  $   618      $   574

Income tax payments were $416 million and $337 million in the nine months ended June 30, 1996 and 1995, respectively.


                      See Notes to Financial Statements.




                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.	In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report for the fiscal year ended September 30, 1995. The results of operations for the three- and nine-month periods ended June 30, 1996 are not necessarily indicative of the results for the full year.

	It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

2.	In April 1996, the company reached an agreement to sell its Graphic
Systems business segment for approximately $600 million. The sale is expected to close by the end of 1996. The net proceeds from the sale will exceed the net assets of the business. After giving consideration to the tax basis of assets sold and accrued costs directly associated with disposing of the business, the company expects the transaction to have a minimal effect on its results of operations. The net assets of the Graphic Systems business at June 30, 1996 and September 30, 1995 and its net income for the three- and nine-month periods ended June 30, 1996 and 1995 have been presented as discontinued operations. The revenues of the Graphic Systems business were $145 million and $165 million for the three months ended June 30, 1996 and 1995, respectively, and $497 million and $540 million for the nine months ended June 30, 1996 and 1995, respectively.

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


                                                          Nine Months Ended
                                                            June 30, 1995
                                                         (In millions, except
                                                          per share amounts)

		Revenues                                               $9,298
		Net income                                                553
		Earnings per common share:
			Primary                                                 2.54
			Fully diluted                                           2.49




ROCKWELL INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


4.	On July 31, 1996, the company signed a definitive agreement under which
The Boeing Company (Boeing) will acquire the company's Aerospace business, a substantial portion of the company's Defense Electronics business, and certain other assets (Aerospace and Defense) for approximately $3.2 billion, including approximately $.9 billion of Boeing stock to the company's shareowners and the assumption by Boeing of approximately $2.3 billion of liabilities of the company, principally debt. The acquisition will be effected by means of a "Morris Trust" transaction in which all of the company's businesses, other than Aerospace and Defense, will first be contributed to a new subsidiary of the company which will be spun off to the company's shareowners, after which the company will merge with a subsidiary of Boeing. The transaction is subject to approval by the company's shareowners, consent of the company's noteholders, and the receipt of various regulatory approvals.

	Aerospace and Defense had revenues of $2,273 million and $2,350 million for the nine-month periods ended June 30, 1996 and 1995, respectively, and $797 million and $825 million for the three-month periods ended
June 30, 1996 and 1995, respectively.

	In June 1996, the company announced an agreement to acquire Brooktree Corporation, a designer and manufacturer of digital and mixed-signal integrated circuits for computer graphics, multimedia, imaging, and communications applications for approximately $275 million. The transaction is expected to close in September 1996 and the company will take a one-time after-tax charge of approximately $120 million at the time of acquisition for in-process research and development.

5.	Receivables are summarized as follows (in millions):

                                                     June 30     September 30
                                                       1996           1995

     Accounts and notes receivable:
       Commercial, less allowance for doubtful
         accounts (June 30, 1996, $93;
         September 30, 1995, $59)...............     $ 1,624        $ 1,521
       United States Government.................         120            142
     Unbilled costs and accrued profits,
       less related progress payments
       (June 30, 1996, $221;
       September 30, 1995, $235)................         580            683

       Receivables..............................     $ 2,324        $ 2,346




                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



6.	Inventories are summarized as follows (in millions):

                                                     June 30    September 30
                                                       1996          1995

     Finished goods.............................     $   483        $   454
     Long-term contracts in process.............         348            289
     Work in process............................         910            765
     Raw materials, parts, and supplies.........         523            488
       Total....................................       2,264          1,996
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis...................          63             54
     Remainder..................................       2,201          1,942
     Less related progress payments.............          74             95

       Inventories..............................     $ 2,127        $ 1,847

 7.	Intangible assets are summarized as follows (in millions):

                                                     June 30     September 30
                                                       1996          1995

     Goodwill..................................      $ 1,316        $ 1,328
     Trademarks, patents, product technology,
       and other intangibles...................          521            540

       Intangible assets.......................      $ 1,837        $ 1,868

 8.	Other assets are summarized as follows (in millions):

                                                    June 30     September 30
                                                      1996           1995

     Prepaid pension costs.....................     $ 1,370       $ 1,321
     Investments and other assets..............         149           115

       Other assets............................     $ 1,519       $ 1,436

 9.	Short-term debt consisted of the following (in millions):

                                                    June 30     September 30
                                                      1996           1995

     Commercial paper.........................      $   565       $   535
     Short-term bank borrowings,
       principally foreign....................          125           101
     Current portion of long-term debt........           13            18

       Short-term debt.........................     $   703       $   654







                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



10.	Other current liabilities are summarized as follows (in millions):

                                                    June 30     September 30
                                                      1996          1995

     Accounts payable - other...................    $   375       $   297
     Accrued product warranties.................        209           196
     Accrued taxes other than income taxes......         75            82
     Other......................................        422           343

       Other current liabilities................    $ 1,081       $   918

11.	Long-term debt consisted of the following (in millions):

                                                    June 30     September 30
                                                      1996           1995


     7-5/8% notes, payable in 1998.............     $   300       $   300
     8-7/8% notes, payable in 1999.............         300           300
     8-3/8% notes, payable in 2001.............         200           200
     6-3/4% notes, payable in 2002.............         300           300
     6.8% notes, payable in 2003...............         139           138
     7-7/8% notes, payable in 2005.............         200           200
     6-5/8% notes, payable in 2005.............         300           300
     Other obligations, principally foreign....          37            55
       Total...................................       1,776         1,793
     Less current portion.....................           13            18

       Long-term debt.........................      $ 1,763       $ 1,775

12.	The company's financial instruments include cash, short- and long-term debt, and foreign currency forward exchange contracts. At June 30, 1996, the carrying values of the company's financial instruments approximated their fair values based on current market rates.

	It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $862 million at June 30, 1996 and $681 million at September 30, 1995. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.






                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



13.	Accrued retirement benefits consisted of the following (in millions):

                                                  June 30     September 30
                                                    1996           1995

     Accrued retirement medical costs.........     $2,478         $2,539
     Accrued pension costs....................        222            196
       Total..................................      2,700          2,735
     Amount classified as current liability...        199            199
       Accrued retirement benefits............     $2,501         $2,536

14.	In the quarter ended June 30, 1996, the company purchased .1 million shares of Common Stock for $7 million. Since the company's Common Stock repurchase program began in 1984, the company has purchased
114.8 million shares of Common Stock for $2.7 billion.

15.	Various lawsuits, claims, and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, employment, and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

16.	On July 1, 1996, the company redeemed all of its outstanding $4.75
Convertible Preferred Stock, Series A and $1.35 Convertible Preferred Stock, Series B at redemption prices of $100.00 per share for the Series A stock and $36.00 per share for the Series B stock.
Substantially all shares of Series A and B preferred stock were converted into Common Stock and Class A Common Stock prior to the redemption date.








                      ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On July 31, 1996, the company signed a definitive agreement under which Boeing will acquire Aerospace and Defense for approximately $3.2 billion, including approximately $.9 billion of Boeing stock to the company's shareowners and the assumption by Boeing of approximately $2.3 billion of liabilities of the company, principally debt. The acquisition will be effected by means of a "Morris Trust" transaction in which all of the company's businesses, other than Aerospace and Defense, will first be contributed to a new subsidiary of the company which will be spun off to the company's shareowners, after which the company will merge with a subsidiary of Boeing. The transaction is subject to approval by the company's shareowners, consent of the company's noteholders, and the receipt of various regulatory approvals.

Aerospace and Defense had revenues of $2,273 million and $2,350 million for the nine-month periods ended June 30, 1996 and 1995, respectively and $797 million and $825 million for the three-month periods ended June 30, 1996 and 1995, respectively.

The company expects full year 1996 sales of approximately $14 billion and earnings per share of at least $3.90. Sales of continuing operations, which exclude the Aerospace and Defense and Graphic Systems businesses, are projected to approximate $10.4 billion for the full year 1996 and the related income from continuing operations and earnings per share are currently projected to be approximately $675 million and $3.10 per share, respectively, which exclude the interest expense related to the debt to be assumed by Boeing and corporate overhead costs allocable to the Aerospace and Defense business. The projected income from continuing operations and earnings per share amounts exclude the effect of the one-time write-off of approximately $120 million ($.55 per share) of in-process research and development in connection with the company's acquisition of Brooktree Corporation, which is expected to close in September 1996.

The company's press release dated August 1, 1996 is filed herewith as
Exhibit 99 and is incorporated herein by reference. See also "Cautionary Statement" in Item 5 of Part II of this Quarterly Report on Form 10-Q.






RESULTS OF OPERATIONS

1996 Third Quarter Compared to 1995 Third Quarter

The contributions to sales and earnings by business segment of the company for the third quarter of fiscal 1996 and 1995 are presented below (in millions).

                                                       Three Months Ended
                                                             June 30
                                                         1996       1995
     Sales
       Electronics
         Automation                                    $ 1,072     $ 1,029
         Avionics                                          374         350
         Semiconductor Systems                             409         209
         Defense Electronics                               246         260
         Total Electronics                               2,101       1,848
       Aerospace
         Space Systems                                     457         474
         Aircraft                                          130         133
         Total Aerospace                                   587         607
       Automotive
         Heavy Vehicle Systems                             461         510
         Light Vehicle Systems                             340         325
         Total Automotive                                  801         835
     Sales of ongoing businesses                         3,489       3,290
     Divested business                                      -            2

     Total                                             $ 3,489     $ 3,292

     Operating Earnings
       Electronics
         Automation                                    $   145     $   139
         Avionics                                           45          53
         Semiconductor Systems                              83          31
         Defense Electronics                                29          35
           Total Electronics                               302         258
       Aerospace                                           105          83
       Automotive                                           47          61
     Operating earnings of ongoing businesses              454         402
     Divested business                                      -           (3)
     General corporate - net                               (32)        (33)
     Interest expense                                      (46)        (51)
     Provision for income taxes                           (147)       (125)
     Income from continuing operations                     229         190
     (Loss) Income from discontinued operations,
       net of tax                                           (6)          7

     Net income                                        $   223     $   197




                      ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Sales for the 1996 third quarter rose to $3.5 billion, up six percent from $3.3 billion in 1995's third quarter. The quarter's results were led by the continuing growth of the Semiconductor Systems business. Sales by the Semiconductor Systems business increased $200 million over 1995's third quarter. Current year third quarter sales increases were also achieved by the Automation, Avionics, and Light Vehicle Systems Businesses; while lower sales were recorded in the Aerospace, Defense Electronics, and Heavy Vehicle Systems businesses. The sales growth continues to define the dramatic change in the composition of Rockwell. In the quarter, commercial and international sales were up nearly 10 percent from last year's third quarter and now comprise 75 percent of total sales compared to 72 percent in the third quarter of 1995.

Income from continuing operations for 1996's third quarter increased 21 percent from 1995's third quarter earnings from $190 million to $229 million. The Semiconductor Systems business earnings more than doubled 1995's third quarter earnings. Higher earnings were also recorded by the Automation and Aerospace businesses.

Electronics:

The company's Electronics businesses accounted for 60 percent of total sales and 67 percent of total operating earnings in the third quarter of 1996.

Semiconductor Systems earnings more than doubled last year's third quarter fueled by the $200 million sales increase. The business continued to experience strong demand for its very high-speed personal computer and fax modem products and again achieved an excellent 20 percent return on sales in the quarter. Historically, Semiconductor Systems' backlog has been equal to three to four months of billings. During the recent period of capacity constraints in the semiconductor industry, multiple orders were common. During the fourth fiscal quarter, the company expects backlog to return to more normal levels and new orders to equal billings. Sales of Semiconductor Systems in the fourth quarter of 1996 are expected to be somewhat lower than the third quarter of 1996.

Automation earnings increased as the business continued its trend of improved profit margins. Automation's third quarter return on sales improved to 13.5 percent compared to 12.2 percent in the second quarter and 11.3 percent in the first quarter.





                      ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Electronics (Continued):

Avionics third quarter earnings were down 15 percent from 1995's third quarter principally due to higher discretionary expenses. The business' General Aviation division continues to record strong sales and earnings and Avionics is beginning to see a strengthening in the air transport markets.

Defense Electronics third quarter sales and earnings were both down slightly from the year earlier quarter.

Aerospace:

Aerospace third quarter earnings were up 26 percent over last year's third quarter with equal earnings increases achieved by the Space Systems and Aircraft businesses. Higher award fees and improved contract performance, as well as last year's Space Systems earnings being reduced by a property reserve, were the principal reasons for the earnings increase.

Automotive:

Automotive's earnings for the 1996 third quarter were 23 percent lower than 1995's third quarter due to an $11 million reserve for restructuring Light Vehicle Systems European operations. Excluding this reserve, Automotive's return on sales for the current quarter was 7.3 percent, the same as last year's third quarter.





	ROCKWELL INTERNATIONAL CORPORATION

RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended June 30, 1996 Compared to Nine Months Ended June 30, 1995

The contributions to sales and earnings by business segment of the company for the nine months ended June 30, 1996 and 1995 are presented below (in millions).

                                                         Nine Months Ended
                                                              June 30
                                                          1996       1995
    Sales
       Electronics
         Automation                                     $ 3,063     $ 2,575
         Avionics                                         1,039         980
         Semiconductor Systems                            1,102         525
         Defense Electronics                                671         652
         Total Electronics                                5,875       4,732
       Aerospace
         Space Systems                                    1,336       1,397
         Aircraft                                           369         397
         Total Aerospace                                  1,705       1,794
       Automotive
         Heavy Vehicle Systems                            1,386       1,473
         Light Vehicle Systems                            1,007         901
         Total Automotive                                 2,393       2,374
    Sales of ongoing businesses                           9,973       8,900
    Divested business                                       -             8

    Total                                               $ 9,973     $ 8,908

    Operating Earnings
      Electronics
        Automation                                      $   379     $   368
        Avionics                                            105         114
        Semiconductor Systems                               246          63
        Defense Electronics                                  91         112
          Total Electronics                                 821         657
      Aerospace                                             289         255
      Automotive                                            154         171
    Operating earnings of ongoing businesses              1,264       1,083
    Divested business                                        -           (8)
    General corporate - net                                 (79)        (89)
    Interest expense                                       (143)       (117)
    Provision for income taxes                             (408)       (345)
    Income from continuing operations                       634         524
    (Loss) Income from discontinued operations,
      net of tax                                             (5)         29

    Net income                                          $   629     $   553





ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Sales totaled $10 billion for the first nine months of this year compared to $8.9 billion for the same period a year ago, an increase of 12 percent primarily due to the continued rapid growth of the Semiconductor Systems business and the inclusion of $338 million of first quarter sales of Reliance. Earnings from continuing operations were $634 million, or $2.91 per share, an increase of 21 percent over 1995's comparable earnings.

Electronics earnings for the first nine months of fiscal 1996 were up 25 percent from the same period a year ago due to substantial earnings increases in the Semiconductor Systems business. Semiconductor Systems performance reflects continued strong demand for its very high-speed personal computer and fax modem products. Automation's earnings increased slightly, as the business made significant investments in international marketing, new product launches, and manufacturing and distribution facilities to improve customer service. Avionics earnings reflected higher sales in its commercial aircraft businesses but were eight percent below last year due to higher discretionary expenses and a charge resulting from the bankruptcy of Fokker N.V. Defense Electronics earnings were below those of last year's nine months due to unfavorable contract adjustments.

As a result of higher award fees and improved contract performance, as well as last year's Space Systems earnings being reduced by a property reserve, Aerospace earnings for the first nine months of 1996 increased 13 percent over the first nine months of 1995.

Automotive's earnings for the first nine months of 1996 decreased 10 percent from last year's first nine months primarily due to depressed economic conditions in Brazil and Mexico and an $11 million reserve for restructuring Light Vehicle Systems European operations, which more than offset improved cost performance in Heavy Vehicle Systems, volume improvement in Light Vehicle Systems, and a gain on the sale of a plant.

Interest expense for the first nine months of 1996 increased due to borrowings related to the Reliance acquisition.






                      ROCKWELL INTERNATIONAL CORPORATION



FINANCIAL CONDITION

The company announced that due to current and forecasted favorable pricing in the worldwide semiconductor silicon wafer fabrication marketplace, the Semiconductor Systems business will delay by approximately 12 months the production start-up of its new facility currently under construction in Colorado Springs.

The company is in the process of evaluating the effect of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of." Management anticipates that the adoption of this standard will not have a material effect on the company's financial statements.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 17-18 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Management believes that at June 30, 1996 there has been no material change to this information. See also Item 1. of Part II of this Quarterly Report on Form 10-Q.

Other Financial Information

(a)	The company's backlog on June 30, 1996 was $10.9 billion compared to
$10.7 billion on June 30, 1995. The backlog includes $5.3 billion of commercial orders, $2.3 billion of funded government orders, and $3.3 billion of unfunded government orders. Backlog by major businesses is as follows (in millions):

                                        June 30     September 30    June 30
                                          1996          1995          1995

       Electronics
         Automation                      $   657      $   589       $   617
         Avionics                          1,378        1,135         1,109
         Semiconductor Systems               758        1,037           571
         Defense Electronics               1,673        1,502         1,429
                                           4,466        4,263         3,726
       Aerospace
         Space Systems                     3,374        3,839         4,271
         Aircraft                          2,631        2,610         2,126
                                           6,005        6,449         6,397
       Automotive                            456          563           538

       Total Backlog                     $10,927      $11,275       $10,661





                      ROCKWELL INTERNATIONAL CORPORATION



FINANCIAL CONDITION (CONTINUED)

Other Financial Information (Continued)

(b)	The composition of the company's sales by customer is as follows (in millions):
                                     Three Months Ended     Nine Months Ended
                                          June 30                June 30
                                      1996       1995        1996       1995

         U.S. Commercial             $1,378     $1,301      $4,017    $3,337
         International                1,235      1,077       3,465     2,935
         U.S. Government:
            DOD                         496        525       1,379     1,535
            NASA                        380        389       1,112     1,101
         Total                       $3,489     $3,292      $9,973    $8,908










                                                                    EXHIBIT 11
                      ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE



                                    Three Months Ended      Nine Months Ended
                                         June 30                June 30
                                      1996       1995       1996       1995
                                     (In millions, except per share amounts)


Primary earnings per share:

  Income from continuing operations...  $229.0     $190.0    $634.0    $524.0

  Deduct dividend requirements
    on preferred stock................      .1         .1        .2        .2

  Total primary earnings from
    continuing operations.............  $228.9     $189.9    $633.8    $523.8

  Average number of common shares
    outstanding during the period.....   217.7      216.8     217.3     217.3

  Primary earnings per share from
    continuing operations.............  $ 1.04     $  .87    $ 2.91    $ 2.41

  Primary earnings per share from
    discontinued operations...........    (.02)       .03      (.02)      .13

  Net primary earnings per share .....  $ 1.02     $  .90    $ 2.89    $ 2.54

Fully diluted earnings per share:

  Income from continuing operations...  $229.0     $190.0    $634.0    $524.0

  Average number of common shares
    outstanding during the period
    assuming full dilution:
       Common stock...................   217.7      216.8     217.3     217.3
       Assumed issuance of stock under
         award plans and conversion of
         preferred stock..............     3.6        5.0       3.8       5.2

  Total fully diluted shares..........   221.3      221.8     221.1     222.5

  Fully diluted earnings from
    continuing operations.............  $ 1.02     $  .86    $ 2.86    $ 2.37

  Fully diluted earnings per share
    from discontinued operations......    (.02)       .02      (.02)      .12

  Net fully diluted earnings
    per share.........................  $ 1.00     $  .88    $ 2.84    $ 2.49





PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

		On June 24, 1996, judgment was entered against the company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding compensatory and punitive damages aggregating $218 million for property damage.  The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by
PCB's discharged from a plant owned and operated by the company's
Measurement & Flow Control Division prior to its divestiture in March 1989.
The company believes that the verdict is unsupported by the evidence and, on
July 3, 1996, moved for judgment in its favor notwithstanding the verdict or, in the alternative for a new trial.

Item 5.	Other Information

		The company's government contract operations are subject to U.S. Government investigations of business practices and audits of contract performance and cost classification from which claims have been or may be asserted against the company. Although such claims are usually resolved through fact-finding and negotiation, civil, criminal, or administrative proceedings may result and a contractor can be fined, as well as be suspended or debarred from government contracts. Management believes there are no claims, audits, or investigations currently pending against the company which will have a material adverse effect on either the company's business or its financial condition.

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

		Cautionary Statement

		This Quarterly Report on Form 10-Q contains statements relating to future results (including certain projections and business trends) that are "forward-looking statements" as defined in the Private
Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the company's Securities and Exchange
Commission filings.




PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			Exhibit 11 	-	Computation of Earnings Per Share

			Exhibit 12	-	Computation of Ratio of Earnings to Fixed
   Charges for the nine months ended June 30, 1996.

			Exhibit 27 	-	Financial Data Schedule

			Exhibit 99	-	Press Release dated August 1, 1996, "Rockwell
   to Sell its Aerospace and Defense Businesses to Boeing"

		(b)  Reports on Form 8-K:

				There were no reports on Form 8-K filed during the quarter ended
    June 30, 1996.







                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date           August 14, 1996              By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date           August 14, 1996              By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary






















- - -21-




                       ROCKWELL INTERNATIONAL CORPORATION

                         INDEX OF EXHIBITS TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996





                                               											     Page

Exhibit 12	Computation of Ratio of Earnings to Fixed		          	23
Charges for the Nine Months Ended June 30, 1996


Exhibit 99	Press Release dated August 1, 1996, "Rockwell         24
to Sell its Aerospace and Defense Businesses to	Boeing"






















- - -22-