Form 10-Q
period 1997-06-30
ROCKWELL INTERNATIONAL CORP/
filed 1997-08-13
CIK 84636

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        June 30, 1997



Commission file number         1-12383



                       Rockwell International Corporation
            (Exact name of registrant as specified in its charter)



              Delaware                                25-1797617
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)



  2201 Seal Beach Boulevard, Seal Beach, California            90740-8250
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                       (412) 565-4090
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

                        Yes      X      No

208,813,632 shares of registrant's Common Stock, $1.00 par value, were outstanding on July 31, 1997.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                                                                        Page
                                                                         No.

                    Condensed Consolidated Balance Sheet--
                    June 30, 1997 and September 30, 1996...........       2

                    Statement of Consolidated Income--Three Months
                    and Nine Months Ended June 30, 1997 and 1996...       3

                    Statement of Consolidated Cash Flows--
                    Nine Months Ended June 30, 1997 and 1996.......       4

                    Notes to Financial Statements..................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................       9

                    Other Financial Information....................      13




PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      14

          Item 5.   Other Information..............................      14

          Item 6.   Exhibits and Reports on Form 8-K...............      15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                    June 30     September 30
                                                      1997           1996
                                  ASSETS                 (In millions)
Current assets:
   Cash...........................................   $   379       $   663
   Receivables (less allowance for doubtful
     accounts:  June 30, 1997, $80;
     September 30, 1996, $84).....................     1,221         1,183
   Inventories....................................     1,539         1,481
   Deferred income taxes..........................       233           211
   Other current assets...........................       313           285
   Net assets of Automotive.......................       654           612
   Net assets of Graphic Systems..................         -           560

           Total current assets...................     4,339         4,995

Net property......................................     2,107         2,008
Intangible assets.................................     1,778         1,762
Other assets......................................       272           211

                         TOTAL....................   $ 8,496       $ 8,976

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................   $   346       $   323
   Accounts payable...............................       699           801
   Accrued compensation and benefits..............       392           391
   Accrued income taxes...........................       130           155
   Other current liabilities......................       585           545
   Net liabilities of A&D Business................         -         1,309

           Total current liabilities..............     2,152         3,524

Long-term debt....................................       155           156
Accrued retirement benefits.......................       783           764
Other liabilities.................................       272           276

                    Total liabilities.............     3,362         4,720

Shareowners' equity:
   Common Stock (shares issued: June 30, 1997,
      216.4; September 30, 1996, 209.5)...........       216           210
   Class A Common Stock (shares issued:
      September 30, 1996, 27.9)...................         -            28
   Additional paid-in capital.....................       870           199
   Retained earnings..............................     4,592         4,466
   Currency translation adjustments...............      (146)         (103)
   Common Stock in treasury, at cost (shares held:
      June 30, 1997, 6.1;
      September 30, 1996, 18.9)...................      (398)         (544)

                    Total shareowners' equity.....     5,134         4,256

                         TOTAL....................   $ 8,496       $ 8,976

                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                         June 30                June 30
                                      1997       1996       1997        1996
                                                   (In millions)
Revenues:
  Sales...........................  $ 1,929    $ 1,891    $ 5,681     $ 5,315
  Other income....................       41         12         79          50

    Total revenues................    1,970      1,903      5,760       5,365

Costs and expenses:
  Cost of sales...................    1,371      1,335      3,981       3,735
  Selling, general, and
    administrative................      348        324      1,023         962
  Purchased research and
    development...................       30          -         30           -
  Interest........................       10          4         20          16

    Total costs and expenses......    1,759      1,663      5,054       4,713

Income from continuing operations
  before income taxes.............      211        240        706         652

Provision for income taxes........       80         94        266         254

INCOME FROM CONTINUING
  OPERATIONS......................      131        146        440         398

Income from discontinued
  operations......................       36         77         95         231

Net income .......................  $   167    $   223    $   535     $   629

                                                  (In dollars)

Earnings per share:

   CONTINUING OPERATIONS..........  $   .62    $   .67    $  2.04     $  1.83
   Discontinued operations........      .17        .35        .44        1.06

     Net income...................  $   .79    $  1.02    $  2.48     $  2.89


Cash dividends per common share...  $   .29    $   .29    $   .87     $   .87

                                                  (In millions)

Average outstanding shares........    212.3      217.7      215.7       217.3


                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                          Nine Months Ended
                                                               June 30
                                                         1997          1996
                                                            (In millions)
CONTINUING OPERATIONS:
Operating Activities
Income from continuing operations....................  $   440       $   398
Adjustments to income from continuing operations
  to arrive at cash provided by operating activities:
    Depreciation.....................................      274           231
    Amortization of intangible assets................       68            66
    Deferred income taxes............................      (15)          (15)
    Pension expense, net of contributions............      (42)           38
    Purchased research and development...............       30             -
    Changes in assets and liabilities, excluding
      effects of acquisitions, divestitures, and
      foreign currency adjustments:
        Receivables..................................      (72)          (63)
        Inventories..................................      (74)         (179)
        Accounts payable.............................      (87)           (4)
        Accrued income taxes.........................      (47)          (52)
        Other assets and liabilities.................       (2)          118
           Cash Provided By Operating Activities.....      473           538

Investing Activities
Property additions...................................     (406)         (450)
Acquisition of businesses (net of cash acquired).....      (67)          (37)
Proceeds from disposition of property and businesses.      589            21
           Cash Provided By (Used For)
             Investing Activities....................      116          (466)

Financing Activities
Increase in short-term borrowings....................       39            26
Payments of long-term debt...........................      (15)          (14)
Net increase in debt.................................       24            12
Purchase of treasury stock...........................     (629)          (47)
Dividends............................................     (188)         (189)
Reissuance of common stock...........................       49            36
           Cash Used For Financing Activities........     (744)         (188)

CASH USED FOR CONTINUING OPERATIONS..................     (155)         (116)

  Discontinued Operations:
    Operating Activities.............................      (14)           90
    Investing Activities.............................      (81)          (99)
    Financing Activities.............................      (34)           64
      Cash (Used for) Provided By
        Discontinued Operations......................     (129)           55

DECREASE IN CASH.....................................     (284)          (61)
CASH AT BEGINNING OF PERIOD..........................      663           642
CASH AT END OF PERIOD................................  $   379      $    581

Income tax payments were $360 million and $412 million in the nine months ended June 30, 1997 and 1996, respectively.

                        See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1.	In the opinion of Rockwell International Corporation (the company or
Rockwell) the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three- and nine-month periods ended June 30, 1997 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

	It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2.	Discontinued operations include the Automotive business (Automotive), the Aerospace and Defense businesses (A&D Business) and the Graphic
Systems business (Graphic Systems).

	In March 1997, the company announced its intention to spin-off Automotive into a new, separately traded, publicly held company. The spin-off is subject to several conditions including receipt of a ruling by the U.S. Internal Revenue Service that the transaction will qualify as a tax-free distribution. The shares of the new Automotive company will be distributed to Rockwell shareowners with each shareowner receiving one share of the new Automotive company for every three shares of Rockwell owned. The transaction is expected to be completed by the end of the company's 1997 fiscal year.

	On December 6, 1996, the company completed the merger of its A&D Business with The Boeing Company (Boeing) in a tax-free transaction valued at approximately $3.2 billion, including the assumption by Boeing of approximately $2.3 billion of liabilities, principally debt. Boeing issued approximately $860 million of its stock in exchange for the company's shareowners' interest in the A&D Business. Immediately prior to the merger, the company transferred its Automation, Avionics & Communications, Semiconductor Systems, and Automotive businesses to a new company (New Rockwell), which has retained the Rockwell name. On the effective date of the transaction, shares of New Rockwell were distributed to the company's shareowners on a one-for-one basis, all shares of Common Stock held in treasury were canceled, and the net liabilities of the A&D Business of approximately $1.1 billion were recorded as an increase to shareowners' equity.

	In October 1996, the company completed the sale of Graphic Systems to an affiliate of Stonington Partners, Inc. for approximately $600 million.

                      ROCKWELL INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


	The following table summarizes the results of discontinued operations for the three- and nine-month periods ended June 30, 1997 and 1996 (in millions):

                                    Three Months Ended   Nine Months Ended
                                         June 30               June 30
                                      1997      1996       1997      1996

     Revenues:
       Automotive..................  $  897    $  817     $2,491    $2,436
       A&D Business................       -       796        535     2,273
       Graphic Systems.............       -       145          -       497
         Total.....................  $  897    $1,758     $3,026    $5,206

     Income (loss) before income taxes:
       Automotive..................  $   60    $   40     $  160    $  137
       A&D Business................       -        94          -(a)    253
       Graphic Systems.............       -       (11)         -        (6)
         Total.....................  $   60    $  123     $  160    $  384

     Net Income (loss):
       Automotive..................  $   36    $   26     $   95    $   86
       A&D Business................       -        57          -(a)    150
       Graphic Systems.............       -        (6)         -        (5)
         Total.....................  $   36    $   77     $   95    $  231

     (a)	The earnings of the A&D Business for the first two months of 1997 were entirely offset by expenses relating to the transaction.

 3.	Inventories are summarized as follows (in millions):

                                                     June 30    September 30
                                                       1997          1996

     Finished goods.............................     $   379        $   372
     Work in process............................         740            734
     Raw materials, parts, and supplies.........         431            378
       Total....................................       1,550          1,484
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis...................          11              3

       Inventories..............................     $ 1,539        $ 1,481

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


4.	Intangible assets are summarized as follows (in millions):

                                                     June 30     September 30
                                                       1997          1996

     Goodwill..................................      $ 1,286        $ 1,244
     Trademarks, patents, product technology,
       and other intangibles...................          492            518

       Intangible assets.......................      $ 1,778        $ 1,762

 5.	Short-term debt consisted of the following (in millions):

                                                    June 30     September 30
                                                      1997           1996

      Commercial paper.........................     $   290        $   210
      Short-term foreign bank borrowings.......          53             98
      Current portion of long-term debt........           3             15

       Short-term debt.........................     $   346        $   323


 6.	Other current liabilities are summarized as follows (in millions):

                                                    June 30     September 30
                                                      1997          1996

     Accrued product warranties.................    $   112        $   110
     Contract reserves and advance payments.....        122            128
     Accrued taxes other than income taxes......         51             49
     Other......................................        300            258

       Other current liabilities................    $   585        $   545


 7.	Long-term debt consisted of the following (in millions):

                                                    June 30     September 30
                                                      1997           1996

     6.8% notes, payable in 2003...............     $   141        $   139
     Other obligations, principally foreign....          17             32
       Total...................................         158            171
     Less current portion......................           3             15

       Long-term debt..........................     $   155        $   156

                      ROCKWELL INTERNATIONAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

 8.	The company's financial instruments include cash, short- and long-term debt, and foreign currency forward exchange contracts. At June 30, 1997, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

	It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $437 million at June 30, 1997 and $919 million at September
30, 1996. The contracts outstanding at June 30, 1997 and September 30,
1996 included contracts relating to the company's discontinued operations. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. The company has not entered into foreign currency forward exchange contracts for other purposes, and the company's financial condition and results of operations could be affected (negatively or positively) by currency fluctuations.

 9.	Accrued retirement benefits consisted of the following (in millions):

                                                  June 30     September 30
                                                    1997           1996

     Accrued retirement medical costs.........     $  692         $  691
     Accrued pension costs....................        137            117
       Total..................................        829            808
     Amount classified as current liability...         46             44
       Accrued retirement benefits............     $  783         $  764

10.	Claims have been asserted against the company for utilizing the intellectual property rights of others in certain of the company's products. The resolution of these matters may result in the negotiation of a license agreement, a settlement or the resolution of such claims through litigation. The company accrues the estimated cost of disposition of these matters. Management believes that the resolution of these matters will not have a material adverse effect on the company's financial statements.

	Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, safety and health, environmental, employment, and government contract matters. The company has agreed to indemnify Boeing and the A&D Business for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the merger.
Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                      ROCKWELL INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1997 Third Quarter Compared to 1996 Third Quarter

The contributions to sales and earnings by business segment of the company for the third quarter of fiscal 1997 and 1996 are presented below (in millions).

                                                       Three Months Ended
                                                             June 30
                                                         1997       1996
     Sales
       Automation                                      $ 1,143     $ 1,072
       Avionics & Communications                           418         374
       Semiconductor Systems                               368         445

     Total sales                                       $ 1,929     $ 1,891

     Operating Earnings
       Automation                                      $   159     $   145
       Avionics & Communications                            65          46
       Semiconductor Systems                                40          86
       Purchased research and development                  (30)          -
     Operating earnings                                    234         277
     General corporate - net                               (13)        (33)
     Interest expense                                      (10)         (4)
     Provision for income taxes                            (80)        (94)

     INCOME FROM CONTINUING OPERATIONS                     131         146

     Income from discontinued operations:
       Automotive                                           36          26
       A&D and Graphic Systems businesses                    -          51
         Total                                              36          77

     Net Income                                        $   167     $   223

Sales for 1997's third quarter were slightly ahead of 1996's third quarter. Increases in sales by both Avionics & Communications and Automation were partially offset by lower sales in Semiconductor Systems due to the highly competitive product transition to the new high-speed K56flex personal computer modem chipsets.

Income from continuing operations before an acquisition-related special charge was $150 million for 1997's third quarter, up three percent from $146 million in the comparable quarter last year. Earnings per share from continuing operations before the special charge was 71 cents, an increase of six percent over 1996's third quarter of 67 cents per share. The higher percentage increase in earnings per share resulted from the company's stock repurchase program. The third quarter special charge of $30 million ($19 million after-tax) or nine cents per share relates to the write-off of purchased research and development in connection with the acquisition of the Hi-Media broadband communication chipset business of ComStream Corporation, a Semiconductor Systems business.

                      ROCKWELL INTERNATIONAL CORPORATION

In this year's third quarter, Automation, the company's largest business with 59 percent of sales, achieved a 10 percent earnings increase over 1996 and Avionics & Communications earnings grew by 41 percent. Both of these businesses are having outstanding results in 1997, capitalizing on strong global markets, market share growth and cost containment initiatives. Automation's quarterly return on sales was a strong 13.9 percent, while Avionics & Communications' return on sales rose to 15.6 percent compared to
12.3 percent in 1996's third quarter.

Earnings of Semiconductor Systems were down 53 percent in 1997's third quarter primarily due to the highly competitive transition to the business' new high-speed K56flex personal computer modem chipsets which has accelerated price reductions, particularly on the older V.34 modem chipsets. Earnings were also reduced by management initiatives to make substantial research and new product development investments in non-personal computer modem product lines, such as wireless communications, digital infotainment and wide and local area network access, where over the next two years sales are projected to more than double from the current $400 million level.

The improvement in general corporate-net is due to a $30 million gain on the sale of property and lower corporate costs partially offset by a $20 million charge for environmental costs expected to be incurred at a previously-owned facility.

For the fiscal fourth quarter, management expects a continuing earnings pattern by the company's businesses -- very strong performances by Automation and Avionics & Communications partially offset by lower Semiconductor Systems earnings compared to last year. Semiconductor Systems fourth quarter earnings are expected to improve over this year's third quarter. Management expects the fourth quarter earnings per share from continuing operations will be about equal to last year's and our full year 1997 earnings per share will be about
12 percent over 1996, excluding special acquisition-related charges for the write-off of purchased research and development in both years.

Discontinued Operations:

For the 1997 third quarter, Automotive's sales totaled $892 million, an increase of 11 percent over 1996's third quarter. Automotive's income, after tax, was up 38 percent over last year's third quarter due to increased volume and a restructuring charge in last year's third quarter. Net income for 1996's third quarter includes the earnings of the divested A&D and Graphic Systems businesses as well as the discontinued Automotive business.

                      ROCKWELL INTERNATIONAL CORPORATION


Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

The contributions to sales and earnings by business segment of the company for the nine months ended June 30, 1997 and 1996 are presented below (in millions).

                                                         Nine Months Ended
                                                              June 30
                                                          1997       1996
    Sales
       Automation                                       $ 3,318     $ 3,063
       Avionics & Communications                          1,208       1,063
       Semiconductor Systems                              1,155       1,189

    Total sales                                         $ 5,681     $ 5,315

    Operating Earnings
       Automation                                       $   439     $   379
       Avionics & Communications                            181         112
       Semiconductor Systems                                192         248
       Purchased research and development                   (30)          -
    Operating earnings                                      782         739
    General corporate - net                                 (56)        (71)
    Interest expense                                        (20)        (16)
    Provision for income taxes                             (266)       (254)

    INCOME FROM CONTINUING OPERATIONS                       440         398

    Income from discontinued operations:
       Automotive                                            95          86
       A&D and Graphic Systems businesses                     -         145
         Total                                               95         231

    Net Income                                          $   535     $   629

Sales for the first nine months of 1997 increased seven percent over the same period a year ago. The results were led by Avionics & Communications with a 14 percent increase in sales over last year due to improved commercial air transport markets. Additionally, Automation recorded an eight percent increase in sales, principally in North America and Asia. Semiconductor Systems sales were slightly lower than 1996's primarily resulting from the product transition to the new K56flex modem chipsets.

For the first nine months of 1997, income from continuing operations before the acquisition-related special charge (described under 1997 Third Quarter Compared to 1996 Third Quarter) increased 15 percent to $459 million, or $2.13 per share, from $398 million, or $1.83 per share in last year's first nine months.

                         ROCKWELL INTERNATIONAL CORPORATION

Automation earnings for the first nine months of 1997 increased 16 percent over the same period a year ago due to increased sales volume of higher margin products along with productivity improvements and product cost reductions which were partially offset by significant investments in international marketing and new product launches.

Avionics & Communications earnings for the first nine months of 1997 increased 62 percent over last year as a result of improved sales, improved cost performance in defense avionics, and an $11 million charge related to the Fokker N.V. bankruptcy recorded in 1996.

Semiconductor Systems earnings decreased 23 percent for the first nine months of 1997 compared to the first nine months of 1996 due to the product transition to the new high-speed K56flex modem chipsets and substantial investments in research and new product development, particularly in the K56flex modem chipsets and non-personal computer modem product lines.

Discontinued Operations:

Automotive's sales for the first nine months of 1997 totaled $2.5 billion slightly ahead of 1996's comparable period. Automotive's income, after-tax, increased to $95 million for the first nine months of 1997 compared to $86 million in 1996's first nine months primarily due to volume increases in both Heavy and Light Vehicle Systems products. Automotive's income for the first nine months of 1996 included an $8 million after-tax gain on the sale of a plant, partially offset by a $3 million after-tax restructuring charge. Net income for the nine months ended June 30, 1996 includes the earnings for the divested A&D and Graphic Systems businesses, as well as the discontinued Automotive business.

FINANCIAL CONDITION

Sources of cash for the first nine months of 1997 include the proceeds from the sale of the Graphic Systems business for approximately $600 million, consisting of $553 million in cash and $47 million in preferred stock. These proceeds are being used to fund the company's working capital needs, acquisitions and the repurchase of Common Stock. During the third quarter, the company acquired Hi-Media, a broadband communications chipset business, for approximately $42 million.

The net assets of Automotive at June 30, 1997 and September 30, 1996 and its net income for the three- and nine-month periods ended June 30, 1997 and 1996 have been presented as discontinued operations. Prior to the spin-off, the new Automotive company will make a special dividend payment of approximately $445 million to the company.

                        ROCKWELL INTERNATIONAL CORPORATION



FINANCIAL CONDITION (CONTINUED)

Following the completion of the divestiture of the A&D Business, the company initiated a $1 billion Common Stock repurchase program which is expected to be substantially completed by the end of the fiscal year. Since the program was announced, the company has purchased approximately 9.8 million shares of common stock as of June 30, 1997 for approximately $629 million. Future Common Stock repurchases are expected to be financed by the operating activities of continuing operations, the Automotive special dividend noted above, and commercial paper borrowings if necessary.

The company's Class A Common Stock was converted into Common Stock in accordance with its terms on February 23, 1997.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. During the third quarter of 1997, the company recorded a $20 million charge for additional environmental costs expected to be incurred at a previously owned facility. Management believes that the expenditures necessary for the resolution of environmental claims will not have a material adverse effect on the company's liquidity and capital resources, competitive position, or financial statements.

Other Financial Information

 (a)	The composition of the company's sales by customer is as follows (in millions):
                                     Three Months Ended     Nine Months Ended
                                          June 30               June 30
                                      1997       1996       1997        1996

         U.S. Commercial             $1,120     $1,076      $3,242     $3,068
         International                  666        688       2,031      1,892
         U.S. Government                143        127         408        355
         Total                       $1,929     $1,891      $5,681     $5,315

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

		On September 27, 1995, Celeritas Technologies, Ltd., filed a suit against the company in the U.S. District Court, Central District of California, for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Rockwell Semiconductor Systems in 1995 and 1996. As previously reported in the company's Form 10-Q for the quarter ended December
31, 1996, the court entered judgment against the company on January
27, 1997. On May 5, 1997, the court granted in part and denied in part post-trial motions by the company for judgment notwithstanding the verdict or, alternatively, a new trial. The court vacated its prior damage award of $115 million and, on July 1, 1997, entered a revised judgment reducing the damages award to $57 million plus attorney's fees. The company believes that the judgment is in error and filed a notice of appeal on July 25, 1997.

		On March 24, 1997, the Circuit Court of Franklin County, Kentucky in
Commonwealth of Kentucky, Natural Resources and Environmental
Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted
discharges of PCBs from the company's former Russellville, Kentucky plant, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering
additional characterization of possible contamination in the Mud
River and its floodplain.  On June 30, 1997, the company filed a notice of appeal, but is, nevertheless, proceeding with additional remediation and characterization efforts consistent with the Court's judgment.  The Court deferred any decision on the imposition of fines or penalties pending implementation of an appropriate remediation program.

Item 5.	Other Information

		Government Contracts

		For information on the company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption "Government
Contracts" in Item 1, Business, on pages 4-5 of the company's Annual
Report on Form 10-K for the fiscal year ended September 30, 1996, which is incorporated herein by reference.

PART II.	OTHER INFORMATION (Continued)

Item 5.	Other Information (Continued)

		Cautionary Statement

		This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending; budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the company's Securities and Exchange Commission filings.

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			Exhibit 11 	-	Computation of Earnings Per Share

			Exhibit 12	-	Computation of Ratio of Earnings to Fixed
                Charges for the nine months ended June 30,
                1997

			Exhibit 27	-	Financial Data Schedule

		(b)	Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date August 13, 1997                          By  W. M. Barnes
                                              W. M. Barnes
                                              Senior Vice President,
                                              Finance & Planning and
                                              Chief Financial Officer
                                              (Prinicipal Accounting Officer)



Date August 13, 1997                          By  W. J. Calise, Jr.
                                              W. J. Calise, Jr.
                                              Senior Vice President,
                                              General Counsel and Secretary